Form 10-K
period 1993-12-31
UNITED ASSET MANAGEMENT CORP
filed 1994-03-31
CIK 796370

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K

            (MARK ONE)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993         OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM                          to

            Commission File Number 1-9215

                      ----------------------------------------------------

                       UNITED ASSET MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                           04-2714625
     (State or other jurisdiction of    (IRS Employer Identification Number)
      incorporation or organization)

     ONE INTERNATIONAL PLACE
     BOSTON, MASSACHUSETTS                             02110
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  (617) 330-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                              ON WHICH REGISTERED
     -------------------                             ---------------------
     Common Stock
      ($.01 par value)                                New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  none

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X    Yes      No
                                             -----       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the voting stock held by stockholders who are not directors or executive officers of the registrant was approximately
$1.0 billion based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 15, 1994.

     The number of shares of common stock, par value $.01, outstanding as of March 15, 1994 was 28,201,931.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV, respectively, of this report on Form 10-K is incorporated by reference from certain portions of
(a) the Annual Report to Shareholders of the registrant for the year ended December 31, 1993, and (b) the Proxy Statement of the registrant filed pursuant to Regulation 14A and sent to shareholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1994. Such Report and Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

ITEM 1.        BUSINESS
- -------

        GENERAL

     United Asset Management Corporation ("UAM" or the "Company") is a holding company organized in December, 1980 to acquire and to own firms engaged primarily in institutional investment management. Its 37 wholly-owned operating subsidiaries (the "Affiliated Firms" or the "Firms") are managers of investment portfolios for corporate, public and union pension funds and profit sharing plans, mutual funds, endowments, foundations and, to a lesser extent, individuals and other investors. UAM intends to continue expanding through the internal growth of its present Affiliated Firms and through the acquisition or organization of additional firms in the future (see "Affiliated Firms"). In addition, UAM plans to continue to diversify, both domestically and internationally, with respect to both the classes of assets managed for institutional investors and the firm's client base.

     While UAM's Affiliated Firms primarily specialize in the management of U.S. equities, bonds and cash, other asset classes under management have grown significantly over the past two years to include international equities, bonds and cash, as well as real estate.

     Management fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide substantially all of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1993, no single client of any Affiliated Firm provided more than 2% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

     Each Affiliated Firm operates under its own name, with its own investment philosophy and approach. Each conducts its own investment analysis, portfolio selection, marketing, and client service. During any given period, investment results may vary among Firms. Each Firm competes independently and sets its client fees based on its own judgment concerning the market for the services it renders. Each Firm is separately regulated under applicable federal, state or foreign law.

     UAM has established revenue sharing agreements with the Affiliated Firms which are described more fully under "Revenue Sharing." These agreements provide for UAM to derive increased or decreased income from each Affiliated Firm, based on a percentage of the change in each Firm's revenues from year to year, starting from a base amount agreed upon in the year of acquisition. These arrangements allow each Firm to set its own operating expense budget and compensation practices, limited by the share of the Firm's revenues available to it.

     THE INDUSTRY

     Revenues in the institutional investment management industry are determined primarily by fees based on assets under management. Therefore, the principal determinant of growth in the industry is the growth of institutional assets under management. In management's judgment, the major factors which influence changes in institutional assets under management are: (a) changes in the market value of securities; (b) net cash flow into or out of existing accounts; (c) gains of new or losses of existing accounts by specific firms or segments of the industry; and (d) the introduction of new products by the industry or by particular firms.

     In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 1994 Directory $3.2 trillion in assets under management in accounts of employee benefit plans, foundations and endowments within the United States as of mid-1993, which represents an increase at an average compound five- year annual growth rate of 11.0% over the corresponding figure as of mid-1988. The largest institutional segment of assets under management has been employee benefit plan assets. The 1994 Directory reported $3.0 trillion of employee benefit plan assets under management as of mid-1993, which represents an increase at an average compound five-year annual growth rate of 10.8% over the corresponding figure as of mid-1988.

     The employee benefit plan market includes two principal sectors: defined benefit and defined contribution plans. The majority of U.S. retirement plan assets are in defined benefit plans, which assure workers of a particular level of pension benefits when they retire. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986 (the "Code") require employers to fund their defined benefit plans sufficiently to generate the benefits they have promised. However, the Code also prohibits overfunding of defined benefit plans by employers. In management's opinion, high investment returns through the 1980's resulted in many defined benefit retirement plans approaching or even reaching their full funding limits by the end of the 1980's, based on actuarial calculations, so corporations were not called upon to contribute any more cash to the plans. However, if the value of plan assets declines due to market factors, employers will generally be obligated to step up payments into their defined benefit pension plans. This counter-cyclical funding pattern for defined benefit plans helps to smooth out fluctuations in the growth of plan assets under management by firms that provide investment advisory services to sponsors of defined benefit plans, and therefore, it helps to smooth out fluctuations in the revenues of these investment managers. Under defined contribution plans, on the other hand, employers may contribute to their employees' retirement funds on a tax-advantaged basis, but individual employees often decide how their plan assets will be invested. Defined contribution plans are the fastest growing sector of the employee benefit plan market.

     The number and size of investment management firms which UAM has been acquiring have grown in the past five years. The 1989 Money Market Directory showed 930 investment counseling firms (including branch offices) within the United States managing $2.3 trillion as of mid-1988. The 1994 Directory showed 1,346 such firms (including branch offices) within the United States managing approximately $4.5 trillion of assets as of mid-1993 which represents an increase at an average compound five-year annual growth rate of 14.4% over the corresponding assets of mid-1988.

     COMPETITION

     The Affiliated Firms compete with a large number of investment management firms, principally those engaged in the management of "institutional" accounts. In addition, the Affiliated Firms compete with commercial banks and insurance companies, many of which have substantially greater capital and other resources and some of which offer a wider range of financial services. Furthermore, each of the Affiliated Firms may compete with other Affiliated Firms for clients.

     Management believes that the most important factors affecting competition in the investment management industry are the abilities and reputations of investment managers, differences in the investment performance of investment management firms, and the development of new investment strategies and information technologies, rather than differences in advisory fees.

     Barriers to entry are low, and firms are relatively long-lived in the investment management business. A new investment management firm has very low capital requirements. Maintaining the firm requires only the continued involvement of its professional personnel. A major portion of profits may be regularly withdrawn because new capital commitments are limited and rarely necessary.

     UAM competes, with respect to the acquisition of investment management firms, with many other potential purchasers of investment management firms, including insurance companies, banks and foreign investment groups that wish to be represented in the United States. For the most part, these acquirers have sought a single firm rather than undertaking a program of acquisitions similar to UAM's. As a result of its continuing acquisition activities, including regular contacts with potential acquisition candidates, UAM has an extensive knowledge of the candidate population both domestically and internationally.

     UAM'S ACQUISITION PROGRAM AND METHOD OF OPERATION

     Since its inception, UAM has sought to acquire or to organize institutional investment management firms. Once it has acquired or organized such firms, UAM seeks to preserve their autonomy by allowing their key employees to retain control of investment decisions and day-to-day operations. Where the Affiliated Firm is acquired from its employee-stockholders, the former stockholders receive the added benefits of a more diversified company by virtue of their equity ownership in UAM.

     UAM conducts its own acquisition activities rather than relying primarily upon outside agents to find and develop acquisition candidates for it. UAM's activities include regular mailing and calling programs through which UAM seeks to contact and visit potential acquisition candidates on a regular basis. UAM is willing to use finders to locate suitable candidates and has paid finders' fees on four occasions. Once acquisition negotiations begin, UAM utilizes its own staff and outside legal counsel to negotiate price, terms and the wording of specific documents required. Typically, a definitive purchase agreement is signed, and then each of the clients of the firm to be acquired is contacted by a principal of that firm in order to obtain the client's consent to the transaction (which constitutes an assignment of its advisory contract) as required by the Investment Advisers Act of 1940. Once sufficient consents have been received, the acquisition is completed. Consent of all of a firm's clients has been obtained in connection with virtually all of UAM's acquisitions to date.

     After acquisition by UAM, Affiliated Firms continue to operate under their own firm name, with their own leadership and individual investment philosophy and approach. UAM seeks to achieve diversity by acquiring investment management firms having different investment philosophies and strategies and specializing in different asset classes. In addition, UAM has acquired or organized firms at various stages of their development, from start-up to relatively mature firms and has acquired both employee-stockholder firms and subsidiaries or divisions of financial institutions.

     UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm may continue to provide investment management services which are intended to meet the particular needs of each
Firm's clients.   UAM's name does not appear on the office doors of any
Affiliated Firm. UAM provides assistance to the Affiliated Firms in connection with the preparation of consolidated financial statements, consolidated tax matters, insurance and maintenance of a company-wide profit sharing retirement plan.

     UAM believes that the professional independence of the Affiliated Firms and the continuing diversification of investment philosophies and approaches within the company are necessary ingredients of UAM's success and that of the Affiliated Firms. The key employees of each Affiliated Firm at the time of acquisition by UAM have continued with their Firm in accordance with employment agreements executed in connection with each acquisition, have remained on their Firm's board of directors, and have continued to serve as its executive officers. UAM intends to continue the method of operation described above as it acquires or organizes additional firms.

     Each Affiliated Firm's directors and officers are responsible for reviewing their respective Firm's results, plans and budgets. The Company also has a Management Council composed of senior executives from each of the Affiliated Firms and from UAM which serves as a forum for sharing business information.

     UAM seeks to assist the Affiliated Firms in their marketing activities by providing resources and support for developing new products and reaching new markets. As a part of these efforts, UAM has organized The Regis Fund, Inc., a series mutual fund in which Affiliated Firms may open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1993, nine of the Affiliated Firms had opened in the aggregate 25 Regis Fund portfolios, and such portfolios held assets totaling $1.7 billion.

     UAM has responded to the growth in the defined contribution plan sector of the market by establishing Regis Retirement Plan Services, Inc. in 1993 to offer bundled products, including investment management through the offering of Regis Fund portfolios, recordkeeping and trustee services to the sponsors of these plans.

     UAM has observed that the major reasons that employee-owned firms consider selling to UAM include: (a) the high value of the firm relative to its principals' total net worth; (b) the need for liquidity on the part of the principals; and (c) their desire for diversification and a reduction in their exposure to a single firm's results. Substantially all the key employees of Affiliated Firms continue to be vigorously involved in their Firm long after its acquisition by UAM.

     In purchasing investment management firms, UAM has structured the consideration of the transactions in order to create incentives for the key personnel to remain with their firm after the expiration of their employment agreements. The key employees have entered into employment and non-competition agreements for terms ranging primarily from five to twelve years, which also prohibit the employees from competing with their Firm for a substantial period after termination of employment. Most of the key employees of the Affiliated Firms were stockholders of such Firms prior to their acquisition by UAM. In connection with the purchases, the former stockholders and/or key employees have typically received consideration in the form of cash, subordinated notes and warrants to purchase UAM Common Stock, or UAM Common Stock. The subordinated notes, which may be used to exercise the warrants, generally have terms between five and ten years. The key employees of each Affiliated Firm also participate directly, through a revenue sharing arrangement, in revenues of their Firm and meet the Firm's expenses from their share of these revenues, as described more fully under "Revenue Sharing."

     UAM has over the past several years identified a substantial number of institutional investment management firms both domestically and internationally which it believes may be candidates for future acquisition on the basis of an evaluation of their personnel, investment approach, client base, revenues and profitability.

     Borrowings under UAM's $225,000,000 Reducing Revolving Credit Agreement (as more fully described in Note 3 to the Consolidated Financial Statements, see Items 8 and 14) are secured by the stock of the Company's subsidiaries.

     REVENUE SHARING

     UAM operates with the Affiliated Firms under "revenue sharing" agreements. The agreements permit each Firm to retain a specified percentage of its revenues (typically 50-70%) for use by its principals at their discretion in paying expenses of operation, including salaries and bonuses. The purposes of the plans are to provide significant ongoing incentives for the principals of the Affiliated Firms to continue working as they did prior to the sale of their Firm to UAM and to allow UAM to participate in the growth of revenues of each Affiliated Firm. The plans are designed to allow each Firm's principals to participate in that Firm's growth in a substantial manner and to make operating decisions freely within the limits of that portion of the Firm's revenues which is retained under the Firm's control. In effect, the portion of its revenues retained by each Firm that is not used to pay salaries and other operating expenses is available for payment to the principals of such Firm in the form of bonuses. Thus, the portion of Affiliated Firm revenues retained by the Firms is included in operating expenses in the UAM Consolidated Statement of Income.

     Under each plan, when an Affiliated Firm is acquired by UAM, the "base revenues" of the Firm are established, and a share of such revenues is allocated to UAM, with the balance being reserved as the acquired Firm's share of revenues. In addition, agreement is reached on the Firm's and UAM's respective percentage shares of changes in such Firm's revenues compared to its base revenues. The Affiliated Firm is required to pay for all of its business expenses out of its share of its revenues. Each year, the amount of the Affiliated Firm's revenues that is paid to UAM and the amount that is retained by the Firm are adjusted upwards in the case of growth in such Firm's revenues over its base, or downwards in the case of decreases in such Firm's revenues below its base, in amounts determined with respect to UAM and the Affiliated Firm by applying the agreed-upon percentages to the total increase or decrease in the Firm's revenues. Under most of the existing revenue sharing agreements, UAM's share of increases above a Firm's base revenues is between 30% and 50%, and UAM's share of decreases below a Firm's base revenues is between 50% and 70%. Thus, in any year in which the Affiliated Firm's revenues increase over its base revenues, the Firm retains a portion of such additional amounts to use as its principals may decide (such as to pay for employees' services). The balance of the increase in the Affiliated Firm's revenues is paid to UAM, in addition to UAM's share of such Firm's base revenues. In any year in which the Affiliated Firm's revenues decrease to a level below its base revenues, the Firm's share of its base revenues is reduced by the Firm's portion of the decrease, and therefore, the Firm may need to reduce its expenses. Similarly, the revenue sharing amount paid to UAM will be reduced by UAM's share of any decline in the Affiliated Firm's revenues below its base.

     AFFILIATED FIRMS

     Each of the Affiliated Firms conducts its own marketing, client relations, research, and portfolio management. Each Firm sets its own investment advisory fees and manages its business independently on a day-to-day basis.

     The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from Firm to Firm. As a consequence, more than one Affiliated Firm may be retained by a single client since many clients employ multiple investment advisers. The strategies employed and securities selected by Affiliated Firms are separately chosen by each of them, with the result that any one UAM Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $7.9 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research and acquisition, financing and asset and property management.

     All of these differences, when combined with the separate names and identities of the various Affiliated Firms may; (a) tend to insulate UAM from the various cycles of under- or over-performance of individual Firms; (b) permit more than one Affiliated Firm to serve any single client; and (c) mean that some Affiliated Firms may attract substantial new business while other Firms may be growing more slowly or losing business.

     On December 31, 1993, UAM's 37 Affiliated Firms had nearly 5,500 clients with $100.1 billion of assets under management for an average account size of $18.3 million. The 20 largest clients of the Firms represented 18% of total assets under management and the 100 largest clients represented 38% of total assets under management. The client list includes many of the nation's largest corporate, public, charitable and union funds along with the funds of many individuals, several mutual fund organizations and a number of professional groups. As of December 31, 1993, UAM subsidiaries managed approximately $4.0 billion in wrap-fee programs through relationships with 22 brokerage firms. Additional information regarding the number of clients and types and amounts of assets under management is found as exhibit 13.1.1 of this filing, which table is incorporated herein by reference.

The following table summarizes UAM's asset mix:


                                Assets Under Management at December 31,
(in $ millions)                  1991            1992           1993
                              ------------   -------------   ------------
U.S. Equities                  66% $38,997    66%  $49,562   57% $ 57,305
U.S. Bonds and Cash            33   19,498    28    20,816   23    23,116
International Equities          -        -     2     1,300    9     8,449
International Bonds and Cash    -        -     1       852    2     2,356
Real Estate                     1      591     3     2,536    9     8,858
                              ---  -------   ---   -------  ---  --------
                              100% $59,086   100%  $75,066  100% $100,084
                              ===  =======   ===   =======  ===  ========



     In January, 1994, UAM acquired Dwight Asset Management Company, a Burlington, Vermont-based specialist in stable value assets with $5 billion in assets under management, further diversifying the asset mix.

     As previously described, each of the Affiliated Firms is responsible for and provides its own marketing of its investment management services.
Typically, one or more of the employees at each Firm is responsible for making an initial contact with prospective clients. Most Firms have brochures describing the Firm, its principals and its investment approach. These brochures are mailed to prospective clients. In addition, clients are solicited by telephone and in person. Once an initial contact is made, several face-to-face meetings between the principals of such Firm and the prospective client take place at which investment philosophy, management fees and a variety of other related matters are discussed.

     REGULATION

     UAM's domestic investment advisory subsidiaries are registered with and subject to regulation by the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company's U.K. investment advisory affiliates are members of and subject to regulation by the Investment Management Regulatory Organization, a self-regulatory body organized under the U.K. Financial Services Act. The Company's brokerage subsidiaries are registered as broker-dealers with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under state securities laws, and are regulated by the SEC, state securities administrators, and the National Association of Securities Dealers, Inc. One Affiliated Firm is regulated by the Commodities Futures Trading Commission, and two own trust companies which are subject to regulation by the Office of Comptroller of the Currency or applicable state law.

     UAM's domestic investment advisory subsidiaries are subject to ERISA and to regulations promulgated thereunder to the extent they are "fiduciaries" under ERISA with respect to their clients.

     Registrations, reporting, maintenance of books and records and compliance procedures required by these laws and regulations promulgated thereunder are maintained by each UAM subsidiary on an independent basis.

     The officers, directors and employees of UAM's investment advisory subsidiaries may from time to time own securities which are also owned by one or more of their clients. Each such firm has internal guidelines and codes of ethics with respect to individual investments, and requires reporting of securities transactions and restricts certain transactions so as to minimize possible conflicts of interest.

     UAM's Affiliated Firms as of December 31, 1993 are listed below in the order in which they were acquired or organized.


                                                                   Acquired
Affiliated Firm                              Location            or Organized
- ---------------                              --------            ------------
Nelson, Benson & Zellmer, Inc.               Denver, CO          August, 1983
Chicago Asset Management Company             Chicago, IL         October, 1983
Hamilton, Allen & Associates, Inc.           Atlanta, GA         February, 1984
Hellman, Jordan Management Company, Inc.     Boston, MA          August, 1984
Thompson, Siegel & Walmsley, Inc.            Richmond, VA        December, 1984
Sterling Capital Management Company          Charlotte, NC       December, 1984
Analytic Investment Management, Inc.         Irvine, CA          May, 1985
Northern Capital Management, Inc.            Madison, WI         January, 1986
Cooke & Bieler, Inc.                         Philadelphia, PA    February, 1986
Olympic Capital Management, Inc.             Seattle, WA         June, 1986
Fiduciary Management Associates, Inc.        Chicago, IL         June, 1986
Investment Counselors of Maryland, Inc.      Baltimore, MD       December, 1986
Hagler, Mastrovita & Hewitt, Inc.            Boston, MA          December, 1986
The Rothschild Company                       Baltimore, MD       December, 1986
Rice, Hall, James & Associates               San Diego, CA       May, 1987
C.S. McKee & Company, Inc.                   Pittsburgh, PA      August, 1987
Hanson Investment Management Company         San Rafael, CA      August, 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.    Dallas, TX          January, 1988
Sirach Capital Management, Inc.              Seattle, WA         January, 1989
Dewey Square Investors Corporation           Boston, MA          May, 1989
HT Investors, Inc.                           Providence, RI      May, 1989
The Campbell Group, Inc.                     Portland, OR        May, 1989
Cambiar Investors, Inc.                      Englewood, CO       August, 1990
Newbold's Asset Management, Inc.             Bryn Mawr, PA       September, 1990
First Pacific Advisors, Inc.                 Los Angeles, CA     June, 1991
Spectrum Asset Management, Inc.              Stamford, CT        November, 1991
Acadian Asset Management, Inc.               Boston, MA          February, 1992
Alpha Global Fixed Income Managers           London, England     March, 1992
The L&B Group                                Dallas, TX          June, 1992
NWQ Investment Management Company            Los Angeles, CA     October, 1992
Tom Johnson Investment Management, Inc.      Oklahoma City, OK   December, 1992
Regis Retirement Plan Services, Inc.         New York, NY        February, 1993
Pell, Rudman & Co., Inc.                     Boston, MA          March, 1993
Ki Pacific Asset Management                  London, England     June, 1993
                                             Hong Kong
Heitman Financial Ltd.                       Chicago, IL         August, 1993
Murray Johnstone Limited                     Glasgow, Scotland   November, 1993
GSB Investment Management, Inc.              Fort Worth, TX      December, 1993


EMPLOYEES

     The UAM holding company has thirty-two employees, five of whom are executive officers of UAM (see Item 10, Directors and Executive Officers). Each Affiliated Firm employs its own administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with the Investment Advisers Act of 1940 and applicable state laws. See "Affiliated Firms." At December 31, 1993, the Company as a whole employed 1,549 persons. These numbers exclude 1,075 individuals who are employed by the property management subsidiaries of The L&B Group and Heitman Financial Ltd. and whose total compensation is billed directly to clients of these affiliates.

ITEM 2.   PROPERTY
- -------

     UAM's only offices are its executive offices in Boston, Massachusetts, which occupy approximately 15,000 square feet under a lease which expires in 1997. Affiliated Firms are likewise lessees of their respective offices under leases which expire at various dates.

ITEM 3.   LEGAL PROCEEDINGS
- ------

     Certain of the Company's subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

     No matters were submitted to the vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- -------

     As of December 31, 1993, there were 538 shareholders of record. As of March 15, 1994, there were 540 shareholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" appearing as exhibit 13.1.2 of this filing.

ITEM 6.   SELECTED FINANCIAL DATA
- -------

     The information required by this item is incorporated herein by reference to the "Nine Year Review" appearing as exhibit 13.1.3 of this filing.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis" appearing as exhibit 13.1.4 of this filing.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------

     The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" appearing as exhibit 13.1.5 of this filing, "Consolidated Financial Statements" of United Asset Management Corporation and "Notes to Consolidated Financial Statements" appearing as exhibits 13.1.6 through 13.1.10 and also the "Report of Independent Accountants" appearing as exhibit 13.1.11 of this filing. (See also the "Financial Statement Schedules" filed under Item 14 of this Form 10-K.)

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------

     None


                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------

     The information required by this item is incorporated herein by reference to the sections entitled "Nominees for Election as Directors," "Certain Transactions" and "Executive Officers" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1994 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION
- --------

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation-Summary Compensation Table," "Executive Compensation-Option Grants in 1993," "Executive Compensation-Aggregated Option Exercises in 1993 and Option Values at December 31, 1993" and "Directors' Fees" included in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------

     The information required by this item is incorporated herein by reference to the section entitled "Voting Securities" included in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------

     The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" included in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- --------  ON FORM 8-K

(a)  1.   Financial Statements

          The following consolidated financial statements of United Asset Management Corporation and report of independent accountants, included as exhibits 13.1.6 through 13.1.11, are incorporated herein by reference as a part of this Form 10-K:


Title
- -----


Report of Independent Accountants                                        13.1.11

Consolidated Balance Sheet as of December 31, 1993 and 1992              13.1.6

Consolidated Statement of Income for the three years ended
   December 31, 1993                                                     13.1.7

Consolidated Statement of Cash Flows for the three years
  ended December 31, 1993                                                13.1.8

Consolidated Statement of Changes in Stockholders' Equity
  for the three years ended December 31, 1993                            13.1.9

Notes to Consolidated Financial Statements                               13.1.10


(a)  2.   Financial Statement Schedules

The following consolidated financial statement schedules and report of independent accountants are filed as a part of this Form 10-K and are located on the following pages:

                                                                         Page(s)
                                                                         -------
          Report of Independent Accountants on Financial
                         Statement Schedules                               F-1

          For the three years ended December 31, 1993:

          Schedule II    Amounts Receivable from Related
                         Parties, Underwriters, Promoters,
                         and Employees Other than Related
                         Parties                                           F-3

          Schedule IV    Indebtedness of and to Related
                         Parties - Not Current                             F-4

          Schedule VIII  Valuation and Qualifying Accounts                 F-5

     All other schedules have been omitted since they are not required, not applicable or the information is contained in the Financial Statements or Notes thereto.

(a)  3.   EXHIBIT INDEX

     Exhibit
     Number    Title
     ------    -----

(1)   3.1      Restated Certificate of Incorporation of the Registrant, as
               amended.

      3.2      By-Laws of the Registrant.

(2)   4.1      Specimen Certificate of Common Stock,
               $.01 par value, of the Registrant.

(3)   4.2      Agreement to furnish copies of subordinated debt instruments to the Commission.

      9.0      Not Applicable

(4)  10.1      Acquisition Agreement by and among United Asset Management
               Corporation, NWQ Investment Management Company, NIMC Newco, Inc., the partners of NWQ Investment Management Company and David A.
               Polak dated as of October 21, 1992, including an Agreement to Furnish Copies of Omitted Schedules and Exhibits to Acquisition
               Agreement.

(5)  10.2      Credit Agreement dated as of May 18, 1992 among United Asset
               Management Corporation, Morgan Guaranty Trust Company of New
               York, The First National Bank of Boston, Credit Lyonnais New York
               Branch, Credit Lyonnais Cayman Island Branch, Mellon Bank, N.A.,
               Manufacturers Hanover Trust Company, Morgan Guaranty Trust
               Company of New York, as Agent, and The First National Bank of
               Boston, as Collateral Agent.

(5)  10.3      First Amendment dated October 8, 1992 to the Credit Agreement.

(5)  10.4      Second Amendment dated November 25, 1992 to the Credit Agreement.

(5)  10.5      Third Amendment dated December 1, 1992 to the Credit Agreement.

(5)  10.6      Fourth Amendment dated as of January 8, 1993 to the Credit
               Agreement.

     10.7      Fifth Amendment dated as of August 25, 1993 to the Credit
               Agreement.

     10.8      Sixth Amendment dated as of November 16, 1993 to the Credit
               Agreement.

(1)  10.9      1987 Stock Option Plan.

(6)  10.10     United Asset Management Corporation Profit Sharing and 401(k)
               Plan dated as of May 11, 1989 and amended and restated as of November 26, 1990.

     10.11 Revised First Amendment to United Asset Management Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1992.

     10.12 Second Amendment to United Asset Management Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1993.

(7)  10.13     1989 Stock Option Plan.

(5)  10.14     1992 Stock Option Plan.

(5)  10.15     Consulting Agreement between United Asset Management Corporation and David I. Russell dated as of January 1, 1993.

     11.1      Calculation of Earnings Per Share.

     12.0      Not Applicable

     13.1 Portions of the United Asset Management Corporation Annual Report to shareholders for the year ended December 31, 1993 are incorporated herein by reference:

               13.1.1    "United Asset Management's Clients"
               13.1.2    "Common Stock Information"
               13.1.3    "Nine Year Review"
               13.1.4    "Management's Discussion and Analysis"
               13.1.5    "Selected Quarterly Financial Data"
               13.1.6    "Consolidated Balance Sheet"
               13.1.7    "Consolidated Statement of Income"
               13.1.8    "Consolidated Statement of Cash Flows"
               13.1.9    "Consolidated Statement of Changes in
                            Stockholders' Equity"
               13.1.10   "Notes to Consolidated Financial
                           Statements"
               13.1.11   "Report of Independent Accountants"

     16.0      Not Applicable
     18.0      Not Applicable
     21.1      Subsidiaries of the Registrant.
     22.0      Not Applicable
     23.1      Consent of Independent Accountants.
     24.0      Not Applicable
     27.0      Not Applicable
     28.0      Not Applicable
       ___________

          (1) Filed as an Exhibit to the Company's Form S-4 as filed with the Commission and which became effective on July 7, 1987, and incorporated herein by reference (Registration
               No. 33-14565).

          (2) Filed as an Exhibit to the Company's Form S-1 as filed with the Commission and which became effective on August 22, 1986, and incorporated herein by reference (Registration No. 33-6874).

          (3)  Filed as an Exhibit to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

          (4)  Filed as an Exhibit to the Company's Current Report on
               Form 8-K as filed with the Commission on November 5, 1992, and incorporated herein by reference.

          (5)  Filed as an Exhibit to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

          (6)  Filed as an Exhibit to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

          (7)  Filed as an Exhibit to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

     Location of Documents Pertaining to Executive Compensation Plans and
     Arrangements:

     (1)  1987 Stock Option Plan - Form S-4 Registration Statement No. 33-14565,
          Exhibit 10.9 to this Form 10-K.

     (2) 1989 Stock Option Plan - Form 10-K for fiscal year ended December 31, 1989, Exhibit 10.13 to this Form 10-K.

     (3) 1992 Stock Option Plan - Form 10-K for fiscal year ended December 31, 1992, Exhibit 10.14 to this Form 10-K.

     (4) Consulting Agreement between United Asset Management Corporation and David I. Russell dated as of January 1, 1993 - Form 10-K for fiscal year ended December 31, 1992, Exhibit 10.15 to this Form 10-K.

(b)  Reports on Form 8-K

          A report on Form 8-K was filed on December 8, 1993. The items reported and financial statements filed were as follows:

     Item 5.   Other Events.
               ------------
               The report announced the acquisitions by UAM of Heitman Financial Ltd. and Murray Johnstone Holdings Limited.

     Item 7.   Financial Etatements and Exhibits.
               ---------------------------------
               (a) Restated financial statements reflecting acquisitions of Heitman Financial Ltd. and Murray Johnstone Holdings Limited through transactions accounted for as poolings of interests.

          (i)   Consolidated Balance Sheet as of December 31,
                1992 and 1991.

          (ii) Consolidated Statement of Income for the three years ended December 31, 1992.

          (iii) Consolidated Statement of Cash Flows for the three years ended December 31, 1992.

          (iv)  Consolidated Statement of Changes in
                Stockholders' Equity for the three years ended
                December 31, 1992.

          (v)   Notes to Consolidated Financial Statements.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED ASSET MANAGEMENT CORPORATION
                                   -----------------------------------
                                                           (Registrant)

Date:  March 22, 1994              By   /s/ Norton H. Reamer
                                     --------------------------------
                                        Norton H. Reamer
                                        President

                                   By   /s/ William H. Park
                                     --------------------------------
                                        William H. Park
                                        Senior Vice President and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Norton H. Reamer
- -----------------------------------
        (Norton H. Reamer)              Director               March 22, 1994

/s/ Robert J. Greenebaum
- -----------------------------------
        (Robert J. Greenebaum)          Director               March 22, 1994

/s/ Jay O. Light
- -----------------------------------
        (Jay O. Light)                  Director               March 22, 1994

/s/ John F. McNamara
- -----------------------------------
        (John F. McNamara)              Director               March 22, 1994

/s/ Michael C. Mewhinney
- -----------------------------------
        (Michael C. Mewhinney)          Director               March 22, 1994

/s/ W. Olin Nisbet, III
- -----------------------------------
        (W. Olin Nisbet, III)           Director               March 22, 1994

/s/ Norman Perlmutter
- -----------------------------------
        (Norman Perlmutter)             Director               March 22, 1994

/s/ David A. Polak
- -----------------------------------
        (David A. Polak)                Director               March 22, 1994

/s/ David I. Russell
- -----------------------------------
        (David I. Russell)              Director               March 22, 1994

/s/ Philip Scaturro
- -----------------------------------
        (Philip Scaturro)               Director               March 22, 1994

/s/ John A. Shane
- -----------------------------------
        (John A. Shane)                 Director               March 22, 1994

/s/ John T. Siegel
- -----------------------------------
        (John T. Siegel)                Director               March 22, 1994

/s/ Barbara S. Thomas
- -----------------------------------
        (Barbara S. Thomas)             Director               March 22, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------


To the Board of Directors
of United Asset Management Corporation


Our audits of the consolidated financial statements referred to in our report dated February 7, 1994 appearing on page 79 of the 1993 Annual Report to Shareholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse


PRICE WATERHOUSE
Boston, Massachusetts
February 7, 1994

                                                                    Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-36928, 33-44215, 33-46310, 33-63350, 33-69034, 33-51443 and 33-52517) and in the
Registration Statements on Form S-8 (Nos. 33-10621, 33-21756, 33-34288 and 33-48858) of United Asset Management Corporation of our report dated
February 7, 1994 appearing on page 79 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page F-1 of this Form 10-K.


/s/ Price Waterhouse


PRICE WATERHOUSE
Boston, Massachusetts
March 22, 1994


                                                                                                     Schedule II


                                      UNITED ASSET MANAGEMENT CORPORATION
                                      -----------------------------------


                    AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS, AND
                    ----------------------------------------------------------------------
                                     EMPLOYEES OTHER THAN RELATED PARTIES
                                     ------------------------------------
                           FOR THE PERIOD JANUARY 1, 1991 THROUGH DECEMBER 31, 1993
                           --------------------------------------------------------


                                                                                                Balance at
                              Balance                            Deductions                    End of Period
                              at                            ----------------------        ----------------------
                              Beginning                     Amounts        Written                       Not
(in $ thousands)              of Period      Additions      Collected      Off            Current        Current
                              ---------      ---------      ---------      -------        -------        -------
1991
- ----
Mayfair Joint Venture (1)     $    -         3,017               -              -         $    -         $3,017

1992
- -----
Mayfair Joint Venture (1)     $3,017           548           1,132              -         $    -         $2,433

1993
- ----
Mayfair Joint Venture (1)     $2,433            79               -              -         $    -         $2,512


HFC Limited Liability         $    -         5,220               -              -         $1,000         $4,220
 Company (2)

_____________________


(1) Norman Perlmutter (a Director) is an indirect beneficial owner of an equity interest in the Mayfair Joint Venture, a limited partnership. The entire balance at December 31, 1993, except for $400,000, represents a promissory note receivable.  The note is due March 5, 1997.  Interest on the outstanding principal balance is charged at a variable rate based on either the Prime interest rate plus one-half of one percent or a LIBOR rate election.  The balance of $400,000 is an unsecured advance to the Mayfair Joint
Venture to fund operating expenses.  Both the note receivable and advance were made prior to UAM's acquisition of Heitman
Financial Ltd.

(2)  This receivable represents a 6.00% promissory note in the principal amount of $5,220,000 due in annual installments of
$1,000,000 on each of August 15, 1994, 1995, 1996, and 1997 and $1,220,000 on August 15, 1998.  Interest on the outstanding principal balance is payable each calendar quarter in arrears beginning on September 30, 1993 until the principal is paid in full.
The promissory note is secured by a guaranty by HFL-A Partnership and HFL-B Partnership, two Illinois general partnerships of which
Norman Perlmutter (a Director) is managing partner.  The note is payable solely out of the assets of HFL-A Partnership and HFL-B
Partnership without recourse to their respective partners, provided however, eight of the individual partners in such partnerships have severally guaranteed $2,500,000, including Mr. Perlmutter as to $582,500.  This note receivable was made prior to UAM's acquisition of Heitman Fiancial Ltd.



                                                                                                     Schedule IV



                                                  UNITED ASSET MANAGEMENT CORPORATION

                                          INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT
                                          ----------------------------------------------------


                         Beginning                                                                       Ending
Name of Person           Balance             Additions            Deductions         Current             Balance
- --------------           -------             ---------            ----------         -------             -------
January 1, 1991 to December 31, 1991

Directors (1):
 John L. Strauss         $10,979,000      $1,932,000 (2,3)                 -              -           $12,911,000
 All other Directors       4,020,000             -                         -                            4,020,000


January 1, 1992 to December 31, 1992

Directors (1):
 Michael C. Mewhinney    $12,911,000      $   22,000 (2)         $2,290,000               -           $10,643,000
 John L. Strauss          12,911,000          22,000 (2)          2,290,000               -            10,643,000
 All other Directors       7,542,000             -                1,737,000               -             5,805,000


January 1, 1993 to December 31, 1993

Directors (1):
 Michael C. Mewhinney    $10,643,000      $   17,000 (2)         $2,669,000               -           $ 7,991,000
 David A. Polak           33,643,000             -                        -               -            33,643,000
 All other Directors       4,889,000             -                  385,000               -             4,504,000


________________________________



(1)  Information presented reflects indebtedness to individuals who (i) were directors during any part of the calendar year and (ii)
     were owed amounts in excess of 2% of consolidated total assets at either the beginning or end of the year.
(2)  Amortization of original issue discount.
(3)  Issuance of subordinated notes in connection with contingent payment  following acquisition of business.




                                         UNITED ASSET MANAGEMENT CORPORATION                                 Schedule VIII
                                          VALUATION AND QUALIFYING ACCOUNTS
                                          ---------------------------------
                                                   (in $ thousands)


                                          Cost Assigned
                                      to Contracts Acquired(A)                       Accumulated Amortization(A)
                                ------------------------------------     --------------------------------------------------


          Range     Weighted                                                                                    Ending
          of        Average                                                                                     Tax
          Estimated Estimated                                                                                   Balance
          Remaining Remaining   Beginning                   Ending       Beginning   Charged to     Ending      in Excess
          Lives     Lives       Balance      Additions      Balance      Balance     Operations     Balance     of Book (B)
          -----     -----       -------      ---------      -------      ---------   ----------     -------     -----------
1991
BHM&S      11-12      11       $106,088            -        $106,088     $ 19,788      $ 7,284      $ 27,072     $ 8,509
All Others  1-23      12        316,623      $53,016         369,639       81,983       23,251       105,234      54,747
                               --------      -------        --------     --------      -------      --------     -------
                               $422,711      $53,016        $475,727     $101,771      $30,535      $132,306     $63,256
                               ========      =======        ========     ========      =======      ========     =======

1992
BHM&S      10-11      10       $106,088            -        $106,088      $27,072      $ 7,284      $ 34,356     $ 7,707
NWQ         4-13      12              -      $ 96,011         96,011            -        1,597         1,597         627
All Others  1-22      10        369,639        58,370        428,009      105,234       28,398       133,632      56,425
                               --------      --------       --------     --------      -------      --------     -------
                               $475,727      $154,381       $630,108     $132,306      $37,279      $169,585     $64,759
                               ========      ========       ========     ========      =======      ========     =======

1993
BHM&S       9-10       9       $106,088             -       $106,088     $34,356       $ 7,284      $ 41,640     $ 7,979
NWQ         3-12      11         96,011      $     65         96,076       1,597         8,078         9,675      12,869
All Others  1-21      10        428,009        49,610        477,619     133,632        33,131       166,763      56,679
                               --------      --------       --------     --------      -------      --------     -------
                               $630,108      $ 49,675       $679,783     $169,585      $48,493      $218,078     $77,527
                               ========      ========       ========     ========      =======      ========     =======







(A)  Restated due to pooling of interests transactions completed in the third and fourth quarters of 1993.
