Form 10-Q
period 1994-03-31
UNITED ASSET MANAGEMENT CORP
filed 1994-05-09
CIK 796370

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                    FORM 10-Q


               (MARK ONE)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE PERIOD ENDED MARCH 31, 1994         OR

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM             TO

               Commission File Number 1-9215


                    ----------------------------------------


                       UNITED ASSET MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                           04-2714625
               (State or other jurisdiction of    (IRS Employer Identification
               incorporation or organization)     Number)


               ONE INTERNATIONAL PLACE
               BOSTON, MASSACHUSETTS                          02110
               (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:  (617) 330-8900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         X    Yes       No
                                                -----      ----

     The number of shares of common stock outstanding as of April 25, 1994 was 28,248,526.








- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.  (F-1 to F-4)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (F-5 to F-6)

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          Certain of the Company's subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the financial position of the Company.

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit  2  -  Not Applicable
               Exhibit  4  -  Not Applicable
               Exhibit 11  -  Calculation of Earnings Per Share (F-7)
               Exhibit 15  -  Not Applicable
               Exhibit 18  -  Not Applicable
               Exhibit 19  -  Not Applicable
               Exhibit 20  -  Not Applicable
               Exhibit 23  -  Not Applicable
               Exhibit 24  -  Not Applicable
               Exhibit 25  -  Not Applicable
               Exhibit 28  -  Not Applicable

          (b) There have been no reports on Form 8-K filed by the Company for the quarter ended March 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED ASSET MANAGEMENT CORPORATION


      May 6, 1994                       /s/ William H. Park
- - -------------------------------         ------------------------------
(Date)                                  William H. Park
                                        Senior Vice President and
                                          Treasurer
                                        (Duly authorized officer and
                                          principal financial officer)

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


Three Months Ended March 31,                             1994           1993*
- - --------------------------------------------------------------------------------

Revenues.. . . . . . . . . . . . . . . . . . . . .   $121,340,000   $110,024,000
                                                     ------------   ------------

Operating expenses:
   Compensation and related expenses . . . . . . .     59,566,000     55,581,000
   Amortization of cost assigned to
     contracts acquired  . . . . . . . . . . . . .     13,341,000     11,941,000
   Other operating expenses  . . . . . . . . . . .     19,068,000     17,084,000
                                                     ------------   ------------
                                                       91,975,000     84,606,000
                                                     ------------   ------------
Operating income . . . . . . . . . . . . . . . . .     29,365,000     25,418,000
                                                     ------------   ------------
Non-operating expenses:
   Interest expense, net . . . . . . . . . . . . .      2,887,000      3,919,000
   Other amortization  . . . . . . . . . . . . . .        330,000        349,000
                                                     ------------   ------------
                                                        3,217,000      4,268,000
                                                     ------------   ------------
Income before income tax expense . . . . . . . . .     26,148,000     21,150,000
Income tax expense . . . . . . . . . . . . . . . .     11,244,000      9,122,000
                                                     ------------   ------------
Net income . . . . . . . . . . . . . . . . . . . .   $ 14,904,000   $ 12,028,000
                                                     ------------   ------------
                                                     ------------   ------------
Earnings per share:
   Primary earnings per share. . . . . . . . . . .          $0.50          $0.44
   Fully diluted earnings per share. . . . . . . .          $0.50          $0.43

Dividends per share. . . . . . . . . . . . . . . .          $0.24          $0.20







*Restated due to pooling of interests transactions completed during 1993.


See Notes to Condensed Consolidated Financial Statements.

                      UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                       March 31,    December 31,
                                                         1994           1993
- - --------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents . . . . . . . . . . .   $ 66,809,000   $ 62,807,000
   Investment management fees receivable . . . . .     81,087,000     75,003,000
   Other current assets  . . . . . . . . . . . . .      5,986,000      5,611,000
                                                     ------------   ------------
Total current assets . . . . . . . . . . . . . . .    153,882,000    143,421,000

Fixed assets, net  . . . . . . . . . . . . . . . .     15,816,000     14,994,000
Cost assigned to contracts acquired, net . . . . .    461,240,000    461,705,000
Other assets . . . . . . . . . . . . . . . . . . .     55,525,000     55,680,000
                                                     ------------   ------------
Total assets . . . . . . . . . . . . . . . . . . .   $686,463,000   $675,800,000
                                                     ------------   ------------
                                                     ------------   ------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses . . . . .   $ 64,876,000   $ 56,541,000
   Accrued compensation. . . . . . . . . . . . . .     33,331,000     20,331,000
   Current portion of notes payable  . . . . . . .      2,265,000      1,628,000
                                                     ------------   ------------
Total current liabilities  . . . . . . . . . . . .    100,472,000     78,500,000

Senior notes payable . . . . . . . . . . . . . . .     50,500,000     80,000,000
Subordinated notes payable . . . . . . . . . . . .    121,901,000    130,551,000
Deferred income taxes  . . . . . . . . . . . . . .     34,163,000     33,738,000
                                                     ------------   ------------
Total liabilities  . . . . . . . . . . . . . . . .    307,036,000    322,789,000
                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share. . . . .        282,000        270,000
   Capital in excess of par value. . . . . . . . .    249,737,000    233,759,000
   Retained earnings . . . . . . . . . . . . . . .    129,408,000    118,982,000
                                                     ------------   ------------
Total stockholders' equity . . . . . . . . . . . .    379,427,000    353,011,000
                                                     ------------   ------------
Total liabilities and stockholders'
   equity. . . . . . . . . . . . . . . . . . . . .   $686,463,000   $675,800,000
                                                     ------------   ------------
                                                     ------------   ------------





See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

Three Months Ended March 31,                              1994          1993*
- - --------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income  . . . . . . . . . . . . . . . . . .    $14,904,000    $12,028,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of cost assigned to
       contracts acquired  . . . . . . . . . . . .     13,341,000     11,941,000
     Other amortization  . . . . . . . . . . . . .        330,000        349,000
     Depreciation  . . . . . . . . . . . . . . . .      1,048,000        992,000
                                                     ------------   ------------
       Net income plus amortization and
         depreciation. . . . . . . . . . . . . . .     29,623,000     25,310,000
     Changes in assets and liabilities:
       Increase in investment management
          fees receivable. . . . . . . . . . . . .     (6,084,000)    (3,092,000)
       (Increase) decrease in other current assets       (375,000)       276,000
       Increase in accounts payable and
          accrued expenses . . . . . . . . . . . .      8,335,000      7,646,000
       Increase in accrued compensation. . . . . .     13,000,000     10,709,000
       Increase in deferred taxes. . . . . . . . .        425,000        700,000
                                                     ------------   ------------
Net cash flow from operating activities. . . . . .     44,924,000     41,549,000

Cash flow used in investing activities:
     Cash additions to cost assigned to
        contracts acquired . . . . . . . . . . . .     (7,472,000)    (2,562,000)
     Change in other assets. . . . . . . . . . . .     (2,158,000)    (2,760,000)
                                                     ------------   ------------
Net cash flow used in investing activities . . . .     (9,630,000)    (5,322,000)

Cash flow from (used in) financing activities:
     Purchase of treasury shares . . . . . . . . .              -     (3,188,000)
     Reductions in long-term debt, net . . . . . .    (28,980,000)   (16,500,000)
     Issuance or reissuance of equity securities .      4,561,000      2,542,000
     Dividends declared  . . . . . . . . . . . . .     (6,778,000)    (4,389,000)
                                                     ------------   ------------
Net cash flow used in financing activities . . . .    (31,197,000)   (21,535,000)

Effect of foreign exchange rate changes on
   cash flows. . . . . . . . . . . . . . . . . .          (95,000)      (527,000)

Net increase in cash and cash equivalents. . . . .      4,002,000     14,165,000
Cash and cash equivalents at beginning of quarter.     62,807,000     45,988,000
                                                     ------------   ------------
Cash and cash equivalents at end of quarter. . .      $66,809,000    $60,153,000
                                                     ------------   ------------
                                                     ------------   ------------






*Restated due to pooling of interests transactions completed during 1993.


See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

      In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1994 and their results of operations and cash flows for the three months ended March 31, 1994 and 1993. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2

      Accumulated depreciation of fixed assets was $26,778,000 and $25,730,000 at March 31, 1994 and December 31, 1993, respectively. The accumulated amortization of cost assigned to contracts acquired was $231,419,000 and $218,078,000 at March 31, 1994 and December 31, 1993, respectively.

Note 3

      The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. Through March 31, 1994, 2,878,117 shares of common stock out of a total of 4,000,000 shares which have been authorized, had been repurchased at a cost of $43,343,000 and all such shares had been reissued from Treasury upon the exercise of stock options and warrants.

      During the three months ended March 31, 1994, the Company received cash proceeds of $2,173,000 and extinguished subordinated notes of $13,605,000 upon the issuance of 693,038 shares to satisfy exercises of stock options and warrants.

      As of March 31, 1994, 3,706,000 common stock warrants and 2,979,000 stock options were outstanding at average exercise prices of $30.06 and $26.41, respectively.

Note 4

      During the three months ended March 31, 1994, the Company acquired Dwight Asset Management Company in a transaction that is being accounted for as a purchase. In addition, the Company also acquired Investment Research Company in a transaction that is being accounted for as a pooling of interests. As this transaction is not considered material to the Company's Condensed Consolidated Financial Statements, prior year Financial Statements have not been restated.

                       UNITED ASSET MANAGEMENT CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The revenues of UAM's affiliated firms are principally derived from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms. Assets under management can be affected by client contributions to new or existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

      Cost assigned to contracts acquired, net of accumulated amortization, represented 67% of the Company's total assets as of March 31, 1994. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 15% of the Company's operating expenses for the three months ended March 31, 1994. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

      Although the contracts acquired are typically terminable on 30 days notice, analyses conducted by independent consultants retained by UAM to assist the Company in allocating the purchase price among the assets acquired and the experience of UAM's firms to date have indicated that: 1) contracts are usually relatively long- lived; 2) the duration of contracts can be reasonably estimated; and 3) the value of the cost assigned to contracts acquired can be estimated based on the present value of its projected income stream.

      The cost assigned to contracts acquired is amortized on a straight-line basis over the estimated weighted average useful life of the contracts of individual firms acquired. These lives are estimated through statistical analysis of historical patterns of terminations for each firm and the size and age of the contracts acquired as of the acquisition date.

      Since actual terminations can differ from the statistical patterns developed, the Company updates the lifing analyses discussed above based on terminations subsequent to the acquisition. If the subsequent termination experience indicates that any of the estimates of the average remaining lives should be shortened, the remaining cost assigned to contracts acquired will be amortized over the shorter life commencing in the year in which the new estimate is determined. The results of the most recent reevaluations of estimated remaining lives had no material effect on the Company's financial position or results of operations.

      Cost assigned to contracts acquired is amortized as an operating expense. It does not, however, require the use of cash and therefore, management believes that it is important to distinguish this expense from other operating expenses in order to evaluate the performance of the Company. Amortization of cost assigned to contracts acquired per share referred to below has been calculated by dividing total amortization by the same number of shares used in the fully diluted earnings per share calculation.

      For purposes of this discussion, "Operating Cash Flow" is defined as net income plus amortization and depreciation, as reflected in the Company's Condensed Consolidated Statement of Cash Flows. Management uses Operating Cash Flow not to the exclusion of net income, but rather as an additional important measure of the Company's performance. The Company changed its definition of Operating Cash Flow during the first quarter of 1994, to "net income plus amortization and depreciation" from "Cash flow provided by operations before working capital changes" which it had previously used. The only difference is that deferred taxes is now excluded from Operating Cash Flow.

                       UNITED ASSET MANAGEMENT CORPORATION

                                OPERATING RESULTS

                        THREE MONTHS ENDED MARCH 31, 1994
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1993

      The 1993 results of operations have been restated to reflect the 1993 acquisitions of Heitman Financial Ltd. and Murray Johnstone Limited, which have been accounted for as pooling of interests transactions.

      Revenues increased 10% to $121,340,000 in the three months ended March 31, 1994, from $110,024,000 for the first quarter of 1993, due to several factors. The revenues of Pell, Rudman & Co., Inc., acquired March 29, 1993, were included for the full first quarter of 1994. The revenues of GSB Investment Management, Inc. and Dwight Asset Management Company acquired December 29, 1993 and January 4, 1994, respectively, have been included since their acquisition dates. In addition, the revenues of Investment Research Company, acquired February 25, 1994, have been included for the full first quarter of 1994. The portfolio performance since the first quarter of 1993 also added modestly to assets under management and higher revenues.

      Compensation and related expenses together with other operating expenses increased 8% to $78,634,000 from $72,665,000 primarily reflecting the acquisitions described in the preceding paragraph and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 12% to $13,341,000 from $11,941,000 as a result of the purchase acquisitions discussed above.

      Income before income tax expense increased 24% to $26,148,000 from $21,150,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate is 43%.

      Net income increased 24% to $14,904,000 from $12,028,000 again reflecting the net result of the circumstances described above. Fully diluted earnings per share increased 16% to $.50 in 1994 from $.43 in 1993, reflecting the higher net income, partially offset by the impact of the Company's higher common stock price on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $.44 from $.42 primarily as a result of the purchase acquisitions described above.

                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

      The Company generated $29,623,000 in Operating Cash Flow (net income plus amortization and depreciation) in the three months ended March 31, 1994. The primary use of this Operating Cash Flow was to pay down a portion of the borrowings under the Company's revolving credit facility, to finance the purchase acquisition made during the current quarter, and to pay dividends to shareholders. There were $50,500,000 in borrowings outstanding under the Company's $225,000,000 revolving credit facility at March 31, 1994.

      The Company expects to use Operating Cash Flow together with funds borrowed from banks under the revolving credit facility referred to above and other Company securities to 1) fund possible future acquisitions of institutional investment management firms, 2) pay dividends and 3) repurchase shares of the Company's common stock. Whether the Company ultimately completes any such additional acquisitions or the timing of such acquisitions is not certain.

      Management believes that the Company's existing capital, together with its Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs.

                       UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11

                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                       1994           1993  (1)
                                                       ----           ----
Common and common equivalent shares:


   Net income. . . . . . . . . . . . . . . .         $14,904         $12,028
   Adjustments thereto (2) . . . . . . . . .              --             176
                                                     -------         -------
   Adjusted net income . . . . . . . . . . .         $14,904         $12,204
                                                     -------         -------
                                                     -------         -------

   Average shares outstanding  . . . . . . .          28,070          25,457
   Adjustments thereto (3) . . . . . . . . .           1,919           2,509
                                                     -------         -------
   Shares used in computation  . . . . . . .          29,989          27,966
                                                     -------         -------
                                                     -------         -------

Per Share  . . . . . . . . . . . . . . . . .         $  0.50         $  0.44
                                                     -------         -------
                                                     -------         -------

Common shares -- assuming full dilution:

   Net income. . . . . . . . . . . . . . . .         $14,904         $12,028
   Adjustments thereto (2) . . . . . . . . .              --              --
                                                     -------         -------
   Adjusted net income . . . . . . . . . . .         $14,904         $12,028
                                                     -------         -------
                                                     -------         -------

   Average shares outstanding  . . . . . . .          28,070          25,457
   Adjustments thereto (3) . . . . . . . . .           1,919           2,646
                                                     -------         -------
   Shares used in computation  . . . . . . .          29,989          28,103
                                                     -------         -------
                                                     -------         -------

Per Share  . . . . . . . . . . . . . . . . .         $  0.50         $  0.43
                                                     -------         -------
                                                     -------         -------

- - --------------------

(1) The calculations of earnings per share for 1993 have been restated to reflect the effect of the 1993 acquisitions of Heitman Financial Ltd. and Murray Johnstone Limited, which have been accounted for as pooling of interests transactions.

(2) The proceeds from the exercise of stock options and warrants in accordance with the modified treasury stock method are first used to buy back up to 20% of the Company's common stock at the average price for the period in the primary calculation and at the higher of the average or closing price in the fully diluted calculation. Any remaining proceeds are used to retire debt, and this adjusts income for interest assumed to be saved net of income tax from the use of such proceeds.

(3) Adjusts shares for stock options and warrants under the modified treasury stock method and contingently issuable shares based on the probability of issuance, after adjusting for the stock assumed repurchased in accordance with (2) above.

