Form 10-Q
period 1994-06-30
UNITED ASSET MANAGEMENT CORP
filed 1994-08-10
CIK 796370

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                    FORM 10-Q


          (MARK ONE)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE PERIOD ENDED JUNE 30, 1994      OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM               to

          Commission File Number 1-9215


                  ---------------------------------------------


                       UNITED ASSET MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  04-2714625
     (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

     ONE INTERNATIONAL PLACE
     BOSTON, MASSACHUSETTS                               02110
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (617) 330-8900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         X  Yes      No
                                                 ---      ---
     The number of shares of common stock outstanding as of July 28, 1994 was 28,071,535.



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.  (F-1 to F-4)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (F-5 to F-7)

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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit  2  -  Not Applicable
               Exhibit  4  -  Not Applicable
               Exhibit 11  -  Calculation of Earnings Per Share (F-8)
               Exhibit 15  -  Not Applicable
               Exhibit 18  -  Not Applicable
               Exhibit 19  -  Not Applicable
               Exhibit 20  -  Not Applicable
               Exhibit 23  -  Not Applicable
               Exhibit 24  -  Not Applicable
               Exhibit 25  -  Not Applicable
               Exhibit 28  -  Not Applicable

          (b) There have been no reports on Form 8-K filed by the Company for the quarter ended June 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED ASSET MANAGEMENT CORPORATION


    August 9, 1994                      /s/ William H. Park
- ------------------------------          -------------------------------
(Date)                                  William H. Park
                                        Senior Vice President
                                        (Duly authorized officer and
                                          principal financial officer)

                                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     UNITED ASSET MANAGEMENT CORPORATION

                                      CONSOLIDATED STATEMENT OF INCOME
                                                 (Unaudited)

                                        Three Months Ended                   Six Months Ended
                                              June 30,                            June 30,
                                    --------------------------------    -----------------------------
                                        1994                1993 (1)         1994            1993 (1)
- -----------------------------------------------------------------------------------------------------
Revenues........................... $115,525,000        $109,661,000    $236,865,000    $219,685,000
                                    ------------        ------------    ------------    ------------
Operating expenses:
  Compensation and related
   expenses........................   54,577,000          55,449,000     114,143,000     111,030,000
  Amortization of cost assigned
   to contracts acquired...........   13,308,000          12,121,000      26,649,000      24,062,000
  Other operating expenses.........   19,715,000          15,312,000      38,783,000      32,396,000
                                    ------------        ------------    ------------    ------------
                                      87,600,000          82,882,000     179,575,000     167,488,000
                                    ------------        ------------    ------------    ------------
Operating income...................   27,925,000          26,779,000      57,290,000      52,197,000
                                    ------------        ------------    ------------    ------------
Non-operating expenses:
  Interest expense, net............    2,608,000           3,640,000       5,495,000       7,559,000
  Other amortization...............      300,000             348,000         630,000         697,000
                                    ------------        ------------    ------------    ------------
                                       2,908,000           3,988,000       6,125,000       8,256,000
                                    ------------        ------------    ------------    ------------
Income before income tax expense...   25,017,000          22,791,000      51,165,000      43,941,000
Income tax expense.................   10,723,000           9,744,000      21,967,000      18,866,000
                                    ------------        ------------    ------------    ------------
Net income......................... $ 14,294,000        $ 13,047,000    $ 29,198,000    $ 25,075,000
                                    ------------        ------------    ------------    ------------
                                    ------------        ------------    ------------    ------------
Earnings per share:
  Primary earnings per share.......        $0.49               $0.45           $0.99           $0.89
  Fully diluted earnings per
    share..........................        $0.49               $0.45           $0.99           $0.86

Dividends per share................        $0.24               $0.20           $0.48           $0.40









(1)  Restated due to pooling of interests transactions completed during 1993.


See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                      June 30,        December 31,
                                                        1994              1993
                                                    (Unaudited)
- ----------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents ...................    $ 80,829,000       $ 62,807,000
  Investment management fees receivable .......      72,229,000         75,003,000
  Other current assets ........................       7,480,000          5,611,000
                                                   ------------       ------------
Total current assets ..........................     160,538,000        143,421,000

Fixed assets, net .............................      16,347,000         14,994,000
Cost assigned to contracts acquired, net ......     447,214,000        461,705,000
Other assets ..................................      57,475,000         55,680,000
                                                   ------------       ------------
Total assets ..................................    $681,574,000       $675,800,000
                                                   ------------       ------------
                                                   ------------       ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses .......    $ 52,797,000       $ 56,541,000
  Accrued compensation ........................      40,249,000         20,331,000
  Current portion of notes payable ............       5,509,000          1,628,000
                                                   ------------       ------------
Total current liabilities .....................      98,555,000         78,500,000

Senior notes payable ..........................      53,000,000         80,000,000
Subordinated notes payable ....................     114,397,000        130,551,000
Deferred income taxes .........................      34,238,000         33,738,000
                                                   ------------       ------------
Total liabilities .............................     300,190,000        322,789,000
                                                   ------------       ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share.......         283,000            270,000
  Capital in excess of par value ..............     251,164,000        233,759,000
  Retained earnings ...........................     137,337,000        118,982,000
                                                   ------------       ------------
                                                    388,784,000        353,011,000
  Less treasury shares at cost ................      (7,400,000)                 -
                                                   ------------       ------------
Total stockholders' equity ....................     381,384,000        353,011,000
                                                   ------------       ------------
Total liabilities and stockholders'
  equity ......................................    $681,574,000       $675,800,000
                                                   ------------       ------------
                                                   ------------       ------------








See Notes to Condensed Consolidated Financial Statements.

                                       UNITED ASSET MANAGEMENT CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                       June 30,
                                                  ----------------------------   -----------------------------
                                                       1994           1993 (1)       1994             1993 (1)
- --------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income..................................    $ 14,294,000   $ 13,047,000    $ 29,198,000    $ 25,075,000
  Adjustments to reconcile net income
    to net cash flow provided by operating
    activities:
  Amortization of cost assigned to
    contracts acquired........................      13,308,000     12,121,000      26,649,000      24,062,000
  Depreciation................................       1,005,000        898,000       2,053,000       1,890,000
  Other amortization..........................         300,000        348,000         630,000         697,000
                                                  ------------   ------------    ------------    ------------
    Net income plus amortization and
    depreciation..............................      28,907,000     26,414,000      58,530,000      51,724,000
  Changes in assets and liabilities:
    Decrease (increase) in investment
      management fees receivable..............       9,207,000      2,525,000       3,123,000        (567,000)
    (Increase) decrease in other current
      assets..................................      (1,472,000)       141,000      (1,847,000)        417,000
    Decrease in accounts payable and
      accrued expenses........................     (12,639,000)    (9,430,000)     (4,304,000)     (1,784,000)
    Increase in accrued compensation..........       6,768,000      6,401,000      19,768,000      17,110,000
    Increase in deferred income taxes.........          75,000      1,176,000         500,000       1,876,000
                                                  ------------   ------------    ------------    ------------
Net cash flow from operating activities.......      30,846,000     27,227,000      75,770,000      68,776,000
                                                  ------------   ------------    ------------    ------------

Cash flow used in investing activities:
  Cash additions to cost assigned to
    contracts acquired........................      (2,070,000)    (4,234,000)     (9,542,000)     (6,796,000)
  Change in other assets......................      (3,462,000)    (3,548,000)     (5,620,000)     (6,308,000)
                                                  ------------   ------------    ------------    ------------
Net cash flow used in investing activities....      (5,532,000)    (7,782,000)    (15,162,000)    (13,104,000)
                                                  ------------   ------------    ------------    ------------

Cash flow from (used in) financing activities:
  Purchase of treasury shares.................     (10,700,000)      (978,000)    (10,700,000)     (4,166,000)
  Additions to (reductions in) long-term
    debt, net.................................       3,375,000    (17,771,000)    (25,605,000)    (34,271,000)
  Issuance or reissuance of equity
    securities................................       1,431,000        551,000       5,992,000       3,093,000
  Dividends declared..........................      (6,734,000)    (4,538,000)    (13,512,000)     (8,927,000)
                                                  ------------   ------------    ------------    ------------
Net cash flow used in financing activities:...     (12,628,000)   (22,736,000)    (43,825,000)    (44,271,000)
                                                  ------------   ------------    ------------    ------------

Effect of foreign exchange rate changes
  on cash flows...............................       1,334,000        418,000       1,239,000        (109,000)

Net increase (decrease) in cash and cash
  equivalents.................................      14,020,000     (2,873,000)     18,022,000      11,292,000
Cash and cash equivalents at beginning
  of period...................................      66,809,000     62,233,000      62,807,000      48,068,000
                                                  ------------   ------------    ------------    ------------
Cash and cash equivalents at end of
  period......................................    $ 80,829,000   $ 59,360,000    $ 80,829,000    $ 59,360,000
                                                  ------------   ------------    ------------    ------------
                                                  ------------   ------------    ------------    ------------








(1) Restated due to pooling of interests transactions completed during 1993.


See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1994 and their results of operations and cash flows for the three and six-month periods ended June 30, 1994 and 1993. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2

     Accumulated depreciation of fixed assets was $27,783,000 and $25,730,000 at June 30, 1994 and December 31, 1993, respectively. The accumulated amortization of cost assigned to contracts acquired was $243,972,000 and $218,078,000 at June 30, 1994 and December 31, 1993, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended June 30, 1994, the Company repurchased 326,000 shares of its common stock at a cost of $10,700,000. No shares were repurchased during the first quarter of 1994. During the three and six-month periods ended June 30, 1994, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                            Three Months     Six Months
                                               Ended            Ended
                                           June 30, 1994    June 30, 1994
                                           -------------    -------------
        Subordinated notes extinguished      $2,359,000      $15,964,000
        Cash proceeds received                 $718,000       $2,891,000
        Shares issued                            42,209          735,247
        Treasury shares reissued                100,488          100,488



As of June 30, 1994, the Company held 225,512 treasury shares.

     As of June 30, 1994, 3,606,000 warrants and 3,249,000 stock options were outstanding at average exercise prices of $30.24 and $27.15, respectively.

Note 4

     During the three months ended June 30, 1994, the Company signed an agreement to acquire an investment management firm in a transaction which will be accounted for as a purchase. This transaction, which was completed in July, 1994, is not material to the Company's Condensed Consolidated Financial Statements.

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

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 66% of the Company's total assets as of June 30, 1994. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 15% of the Company's operating expenses for both the three and six-month periods ended June 30, 1994. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

     Although the contracts acquired are typically terminable on 30 days notice, analyses conducted by independent consultants retained by UAM to assist the Company in allocating the purchase price among the assets acquired and the experience of UAM's firms to date have indicated that: 1) contracts are usually relatively long-lived; 2) the duration of contracts can be reasonably estimated; and 3) the value of the cost assigned to contracts acquired can be estimated based on the present value of its projected income stream.

     The cost assigned to contracts acquired is amortized on a straight-line basis over the estimated weighted average useful life of the contracts of individual firms acquired. These lives are estimated through statistical analysis of historical patterns of terminations for each firm or similar firms and the size and age of the contracts acquired as of the acquisition date.

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

                       UNITED ASSET MANAGEMENT CORPORATION
                                OPERATING RESULTS

                         SIX MONTHS ENDED JUNE 30, 1994
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1993


     The 1993 results of operations have been restated to reflect the 1993 acquisitions of Heitman Financial Ltd. and Murray Johnstone Limited, which have been accounted for as pooling of interests transactions.

     Revenues increased 8% to $236,865,000 for the six months ended June 30, 1994 from $219,685,000 for the first six months of 1993, due to several factors. The revenues of Pell, Rudman & Co., Inc. and GSB Investment Management, Inc., acquired March 29, 1993 and December 29, 1993, respectively, have been included since their acquisition dates. In addition, the revenues of Dwight Asset Management Company, acquired January 4, 1994, were included since its acquisition date, and the revenues of Investment Research Company, acquired February 25, 1994 in a transaction accounted for as a pooling of interests, are included retroactive to January 1, 1994. Portfolio performance since June 30, 1993 also contributed slightly to assets under management and thus, higher fee revenues.

     Compensation and related expenses together with other operating expenses increased 7% from $143,426,000 to $152,926,000 for the six months ended June 30, 1994. This increase reflects the activity described above as well as higher compensation earned at existing affiliates under revenue sharing agreements. The amortization of cost assigned to contracts acquired increased 11% to $26,649,000 from $24,062,000 primarily as a result of the acquisitions described above.

     Income before income tax expense increased 16% to $51,165,000 from $43,941,000, reflecting the net result of the circumstances described above as well as a reduction in interest expense due to a decrease in the average debt outstanding. The Company's estimated annual effective tax rate remained at 43%.

     Net income increased 16% to $29,198,000 for the first half of 1994 from $25,075,000 for the same period in 1993. Again, this increase reflects the net result of the circumstances described above. Fully diluted earnings per share increased 15% to $0.99 from $0.86, reflecting the higher net income together with the effect of the Company's lower common stock price, partially offset by the issuance of shares of common stock, warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $0.90 from $0.83 primarily as a result of the purchase acquisitions described above.


                        THREE MONTHS ENDED JUNE 30, 1994
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1993

     The 1993 results of operations have been restated to reflect the 1993 acquisitions of Heitman Financial Ltd. and Murray Johnstone Limited, which have been accounted for as pooling of interests transactions.

     Revenues increased 5% to $115,525,000 in the three months ended June 30, 1994, from $109,661,000 for the second quarter of 1993, due to several factors. The revenues of GSB Investment Management, Inc. and Dwight Asset Management Company, acquired December 29, 1993 and January 4, 1994, respectively, have been included since their acquisition dates. In addition, the revenues of Investment Research Company, acquired February 25, 1994 in a transaction accounted for as a pooling of interests, have been included for the full second quarter of 1994. The portfolio performance since the second quarter of 1993 also added slightly to assets under management and higher revenues.

     Compensation and related expenses together with other operating expenses increased 5% to $74,292,000 from $70,761,000 primarily reflecting the activity described above and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 10% to $13,308,000 from $12,121,000 as a result of the purchase acquisitions discussed above.

     Income before income tax expense increased 10% to $25,017,000 from $22,791,000, reflecting the net result of the circumstances described above as well as a reduction in interest expense due to a decrease in the average debt outstanding. The Company's estimated annual effective tax rate remained at 43%.

     Net income increased 10% to $14,294,000 from $13,047,000 again reflecting the net result of the circumstances described above. Fully diluted earnings per share increased 9% to $0.49 for the second quarter of 1994 from $0.45 in the second quarter of 1993, reflecting the higher net income coupled with the impact of the Company's lower common stock price, partially offset by the issuance of shares of common stock, warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $0.45 from $0.42 primarily as a result of the purchase acquisitions described above.


                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $58,530,000 and $28,907,000 in Operating Cash Flow (net income plus amortization and depreciation) for the six and three-month periods ended June 30, 1994, respectively. The primary use of this Operating Cash Flow was to pay down a portion of the borrowings under the Company's revolving credit facility, to fund the cash portions of acquisitions, to pay dividends to shareholders and to repurchase shares of the Company's common stock. There was $53,000,000 in borrowings outstanding under the Company's $225,000,000 revolving credit facility at June 30, 1994.

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

                       UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11
                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
                                             ---------------------      ---------------------
                                               1994        1993(1)        1994        1993(1)
Common and common equivalent shares:

   Net income..........................      $14,294      $13,047       $29,198      $25,075
   Adjustments thereto (2).............           99            -             -            -
                                             -------      -------       -------      -------
   Adjusted net income.................      $14,393      $13,047       $29,198      $25,075
                                             -------      -------       -------      -------
                                             -------      -------       -------      -------
   Average shares outstanding..........       28,142       25,835        28,109       25,642
   Adjustments thereto (3).............        1,248        2,862         1,524        2,545
                                             -------      -------       -------      -------
   Shares used in computation..........       29,390       28,697        29,633       28,187
                                             -------      -------       -------      -------
                                             -------      -------       -------      -------
Per Share..............................      $  0.49      $  0.45       $  0.99      $  0.89
                                             -------      -------       -------      -------
                                             -------      -------       -------      -------
Common shares -- assuming full dilution:

   Net income..........................      $14,294      $13,047       $29,198      $25,075
   Adjustments thereto (2).............           99            -             -            -
                                             -------      -------       -------      -------
   Adjusted net income.................      $14,393      $13,047       $29,198      $25,075
                                             -------      -------       -------      -------
                                             -------      -------       -------      -------


   Average shares outstanding..........       28,142       25,835        28,109      25,642
   Adjustments thereto (3).............        1,248        3,279         1,524       3,392
                                             -------      -------       -------     -------
   Shares used in computation..........       29,390       29,114        29,633      29,034
                                             -------      -------       -------     -------
                                             -------      -------       -------     -------
Per Share..............................      $  0.49      $  0.45       $  0.99     $  0.86
                                             -------      -------       -------     -------
                                             -------      -------       -------     -------


- -------------------------

(1)  Restated due to pooling of interests transactions completed during 1993.

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