Form 10-Q
period 1994-10-31
UNITED ASSET MANAGEMENT CORP
filed 1994-11-14
CIK 796370

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

               For the period ended September 30, 1994         OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM                  TO

               Commission File Number 1-9215


                              --------------------


                       UNITED ASSET MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               04-2714625
     (State or other jurisdiction of      (IRS Employer Identification Number)
     incorporation or organization)

         ONE INTERNATIONAL PLACE
         BOSTON, MASSACHUSETTS                         02110
         (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code:  (617) 330-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         X    Yes         No
                                         -----       -----
The number of shares of common stock outstanding as of November 1, 1994 was 28,096,636.

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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit  2  -  Not Applicable
               Exhibit  4  -  Not Applicable
               Exhibit 10  -  Amended and Restated Reducing Credit Agreement
                              dated as of August 29, 1994
               Exhibit 11  -  Calculation of Earnings Per Share (F-8)
               Exhibit 15  -  Not Applicable
               Exhibit 18  -  Not Applicable
               Exhibit 19  -  Not Applicable
               Exhibit 20  -  Not Applicable
               Exhibit 23  -  Not Applicable
               Exhibit 24  -  Not Applicable
               Exhibit 25  -  Not Applicable
               Exhibit 28  -  Not Applicable

          (b) A report on Form 8-K was filed on October 12, 1994. The item reported was as follows:

               Exhibit 5  -  Other Events - Execution of Amended and Restated
                             ------------
                             Reducing Credit Agreement.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED ASSET MANAGEMENT CORPORATION


NOVEMBER 9, 1994                        /s/ William H. Park
- -----------------------                 ----------------------------------------
                                        William H. Park
                                        Senior Vice President
                                        (Duly authorized officer and
                                          principal financial officer)

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        UNITED ASSET MANAGEMENT CORPORATION

                          CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                        ---------------------------        ---------------------------
                                            1994            1993 (1)           1994            1993 (1)
- ------------------------------------------------------------------------------------------------------
Revenues..............................  $118,922,000   $111,402,000        $355,787,000   $331,087,000
                                        ------------   ------------        ------------   ------------

Operating expenses:
  Compensation and related expenses...    57,910,000     51,556,000         172,053,000    162,586,000
  Amortization of cost assigned
    to contracts acquired.............    13,551,000     12,095,000          40,200,000     36,157,000
  Other operating expenses............    18,806,000     19,664,000          57,589,000     52,060,000
                                        ------------   ------------        ------------   ------------
                                          90,267,000     83,315,000         269,842,000    250,803,000
                                        ------------   ------------        ------------   ------------
Operating income......................    28,655,000     28,087,000          85,945,000     80,284,000
                                        ------------   ------------        ------------   ------------

Non-operating expenses:
  Interest expense, net...............     2,599,000      3,235,000           8,094,000     10,794,000
  Other amortization..................       304,000        340,000             934,000      1,037,000
                                        ------------   ------------        ------------   ------------
                                           2,903,000      3,575,000           9,028,000     11,831,000
                                        ------------   ------------        ------------   ------------
Income before income tax expense......    25,752,000     24,512,000          76,917,000     68,453,000
Income tax expense....................    10,996,000     11,051,000          32,963,000     29,917,000
                                        ------------   ------------        ------------   ------------
Net income............................  $ 14,756,000   $ 13,461,000        $ 43,954,000   $ 38,536,000
                                        ------------   ------------        ------------   ------------
                                        ------------   ------------        ------------   ------------

Earnings per share:
  Primary earnings per share..........         $0.50          $0.46               $1.49          $1.34
  Fully diluted earnings per share....         $0.50          $0.45               $1.48          $1.31

Dividends per share...................         $0.26          $0.22               $0.74          $0.62

(1) Restated due to a pooling of interests transaction completed in the fourth quarter of 1993.


See Notes to Condensed Consolidated Financial Statements.

                          UNITED ASSET MANAGEMENT CORPORATION

                          CONDENSED CONSOLIDATED BALANCE SHEET

                                                         September 30,        December 31,
                                                             1994                 1993
                                                          (Unaudited)
- ------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents............................   $ 73,561,000        $ 62,807,000
  Investment management fees receivable................     73,890,000          75,003,000
  Other current assets.................................      7,106,000           5,611,000
                                                          ------------        ------------
Total current assets...................................    154,557,000         143,421,000

Fixed assets, net......................................     16,649,000          14,994,000
Cost assigned to contracts acquired, net...............    453,511,000         461,705,000
Other assets...........................................     57,245,000          55,680,000
                                                          ------------        ------------
Total assets...........................................   $681,962,000        $675,800,000
                                                          ------------        ------------
                                                          ------------        ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses................   $ 51,781,000        $ 56,541,000
  Accrued compensation.................................     42,426,000          20,331,000
  Current portion of notes payable.....................      3,258,000           1,628,000
                                                          ------------        ------------
Total current liabilities..............................     97,465,000          78,500,000

Senior notes payable...................................     41,000,000          80,000,000
Subordinated notes payable.............................    117,965,000         130,551,000
Deferred income taxes..................................     35,940,000          33,738,000
                                                          ------------        ------------
Total liabilities......................................    292,370,000         322,789,000
                                                          ------------        ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share...............        283,000             270,000
  Capital in excess of par value.......................    251,921,000         233,759,000
  Retained earnings....................................    144,269,000         118,982,000
                                                          ------------        ------------
                                                           396,473,000         353,011,000
  Less treasury shares at cost.........................    (6,881,000)                  --
                                                          ------------        ------------
Total stockholders' equity.............................    389,592,000         353,011,000
                                                          ------------        ------------
Total liabilities and stockholders' equity.............   $681,962,000        $675,800,000
                                                          ------------        ------------
                                                          ------------        ------------


See Notes to Condensed Consolidated Financial Statements.

                           UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                          1994         1993(1)               1994         1993(1)
- -------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income.......................................  $ 14,756,000   $ 13,461,000        $ 43,954,000   $ 38,536,000
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
  Amortization of cost assigned to
    contracts acquired.............................    13,551,000     12,095,000          40,200,000     36,157,000
  Depreciation.....................................     1,165,000      1,131,000           3,218,000      3,021,000
  Other amortization...............................       304,000        340,000             934,000      1,037,000
                                                     ------------   ------------        ------------   ------------
    Net income plus amortization and depreciation..    29,776,000     27,027,000          88,306,000     78,751,000
  Changes in assets and liabilities:
    (Increase) decrease in investment management
      fees receivable..............................    (1,518,000)    (3,914,000)          1,605,000     (4,481,000)
    Decrease (increase) in other current assets....       391,000        579,000          (1,456,000)       996,000
    (Decrease) increase in accounts payable and
      accrued expenses.............................    (1,231,000)     6,549,000          (5,535,000)     4,765,000
    Increase in accrued compensation...............     2,139,000      2,522,000          21,907,000     19,632,000
    Increase in deferred income taxes..............     1,702,000      1,310,000           2,202,000      3,186,000
                                                     ------------   ------------        ------------   ------------
Net cash flow from operating activities............    31,259,000     34,073,000         107,029,000    102,849,000

Cash flow from (used in) investing activities:
  Cash additions to cost assigned to
    contracts acquired.............................   (14,408,000)      (220,000)        (23,950,000)    (7,016,000)
  Change in other assets...........................    (1,280,000)     2,333,000          (6,900,000)    (3,975,000)
                                                     ------------   ------------        ------------   ------------
Net cash flow from (used in) investing activities..   (15,688,000)     2,113,000         (30,850,000)   (10,991,000)

Cash flow from (used in) financing activities:
  Purchase of treasury shares......................    (2,697,000)            --         (13,397,000)    (4,166,000)
  Reductions in long-term debt, net................   (14,769,000)   (29,617,000)        (40,374,000)   (63,888,000)
  Issuance or reissuance of equity  securities.....     1,456,000      4,157,000           7,448,000      7,250,000
  Dividends declared...............................    (7,307,000)    (5,470,000)        (20,819,000)   (14,397,000)
                                                     ------------   ------------        ------------   ------------
Net cash flow used in financing activities.........   (23,317,000)   (30,930,000)        (67,142,000)   (75,201,000)

Effect of foreign exchange rate changes on
  cash flows.......................................       478,000        410,000           1,717,000        301,000

Net (decrease) increase in cash and cash
  equivalents......................................    (7,268,000)     5,666,000          10,754,000     16,958,000
Cash and cash equivalents at beginning of period...    80,829,000     59,360,000          62,807,000     48,068,000
                                                     ------------   ------------        ------------   ------------
Cash and cash equivalents at end of period.........  $ 73,561,000   $ 65,026,000        $ 73,561,000   $ 65,026,000
                                                     ------------   ------------        ------------   ------------
                                                     ------------   ------------        ------------   ------------

(1) Restated due to a pooling of interests transaction completed in the fourth quarter of 1993.


See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1994 and their results of operations and cash flows for the three and nine-month periods ended September 30, 1994 and 1993. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2

     Accumulated depreciation of fixed assets was $28,948,000 and $25,730,000 at September 30, 1994 and December 31, 1993, respectively. The accumulated amortization of cost assigned to contracts acquired was $257,523,000 and $218,078,000 at September 30, 1994 and December 31, 1993, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended September 30, 1994, the Company repurchased 77,500 shares of its common stock at a cost of $2,697,000. For the nine months ended September 30, 1994, common stock repurchases totalled 403,500 shares at a cost of $13,397,000. During the three and nine-month periods ended September 30, 1994, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                              Three Months        Nine Months
                                                 Ended               Ended
                                          September 30, 1994  September 30, 1994
                                          ------------------  ------------------
     Subordinated notes extinguished            $777,000          $16,741,000
     Cash proceeds received                   $1,264,000           $4,155,000
     Shares issued                                    --              735,247
     Treasury shares reissued                    103,116              203,604


As of September 30, 1994, the Company held 199,896 treasury shares.

     As of September 30, 1994, 3,682,000 warrants and 3,209,000 stock options were outstanding at average exercise prices of $30.72 and $27.30, respectively.

Note 4

     On July 14, 1994, the Company completed its acquisition of Suffolk Capital Management in a transaction which is being accounted for as a purchase.

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

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 67% of the Company's total assets as of September 30, 1994. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 15% of the Company's operating expenses for both the three and nine-month periods ended September 30, 1994. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

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

                       UNITED ASSET MANAGEMENT CORPORATION
                                OPERATING RESULTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1993


     The 1993 results of operations have been restated to reflect the 1993 acquisition of Murray Johnstone Limited, which has been accounted for as a pooling of interests transaction.

     Revenues increased 7% to $355,787,000 for the nine months ended
September 30, 1994 from $331,087,000 for the first nine months of 1993, due to several factors. The revenues of Pell, Rudman & Co., Inc., GSB Investment Management, Inc., Dwight Asset Management Company and Suffolk Capital Management, acquired March 29, 1993, December 29, 1993, January 4, 1994 and July 14, 1994, respectively, were included since their acquisition dates. The revenues of Investment Research Company, acquired February 25, 1994 in a transaction accounted for as a pooling of interests, are included retroactive to January 1, 1994. Portfolio performance since September 30, 1993 also contributed slightly to assets under management and thus, higher fee revenues.

     Compensation and related expenses together with other operating expenses increased 7% from $214,646,000 to $229,642,000 for the nine months ended September 30, 1994. This increase reflects the activity described above as well as higher compensation earned at existing affiliates under revenue sharing agreements. The amortization of cost assigned to contracts acquired increased 11% to $40,200,000 from $36,157,000 primarily as a result of the acquisitions described above.

     Income before income tax expense increased 12% to $76,917,000 from $68,453,000, reflecting the net result of the circumstances described above as well as a reduction in interest expense due to a decrease in the average debt outstanding. The Company's estimated annual effective tax rate is 43% and 44% for the nine months ended September 30, 1994 and 1993, respectively.

     Net income increased 14% to $43,954,000 from $38,536,000 for the same period in 1993. Again, this increase reflects the net result of the circumstances described above. Fully diluted earnings per share increased 13% to $1.48 from $1.31, reflecting the higher net income together with the effect of the Company's lower common stock price, partially offset by the impact of the issuance of shares of common stock, warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $1.35 from $1.23 primarily as a result of the purchase acquisitions described above.


                      THREE MONTHS ENDED SEPTEMBER 30, 1994
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1993

     The 1993 results of operations have been restated to reflect the 1993 acquisition of Murray Johnstone Limited, which has been accounted for as a pooling of interests transaction.

     Revenues increased 7% to $118,922,000 in the three months ended
September 30, 1994, from $111,402,000 for the third quarter of 1993, due to several factors. The revenues of GSB Investment Management, Inc., Dwight Asset Management Company and Suffolk Capital Management, acquired December 29, 1993, January 4, 1994 and July 14, 1994, respectively, have been included since their acquisition dates. In addition, the revenues of Investment Research Company, acquired February 25, 1994 in a transaction accounted for as a pooling of interests, have been included for the third quarter of 1994. The portfolio performance since the third quarter of 1993 also added slightly to assets under management and higher revenues.

     Compensation and related expenses together with other operating expenses increased 8% to $76,716,000 from $71,220,000 primarily reflecting the activity described above and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 12% to $13,551,000 from $12,095,000 as a result of the purchase acquisitions discussed above.

     Income before income tax expense increased 5% to $25,752,000 from $24,512,000, reflecting the net result of the circumstances described above as well as a reduction in interest expense due to a decrease in the average debt outstanding. The Company's estimated annual effective tax rate is approximately 43% and 45% for the three months ended September 30, 1994 and 1993, respectively. The quarter ended September 30, 1993 included the required retroactive application back to January 1, 1993 of the increase in Federal tax rates.

     Net income increased 10% to $14,756,000 from $13,461,000 again reflecting the net result of the circumstances described above. Fully diluted earnings per share increased 11% to $0.50 for the third quarter of 1994 from $0.45 in the third quarter of 1993, reflecting the higher net income coupled with the effect of the Company's lower common stock price, partially offset by the impact of the issuance of shares of common stock, warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $0.46 from $0.41 primarily as a result of the purchase acquisitions described above.


                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $88,306,000 and $29,776,000 in Operating Cash Flow (net income plus amortization and depreciation) for the nine and three-month periods ended September 30, 1994, respectively. The primary use of this Operating Cash Flow was to pay down a portion of the borrowings under the Company's revolving credit facility, to fund the cash portions of acquisitions, to pay dividends to shareholders and to repurchase shares of the Company's common stock. Effective August 29, 1994, the company amended and restated its reducing credit agreement whereby the commitments increased from $225,000,000 to $400,000,000. There was $41,000,000 in borrowings outstanding under the Company's $400,000,000 revolving credit facility at September 30, 1994.

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

                      UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11

                       CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                          --------------------      -------------------
                                            1994       1993(1)       1994       1993(1)
                                            ----       ----          ----       ----
Common and common equivalent shares:

  Net income.............................  $14,756     $13,461      $43,954     $38,536
  Adjustments thereto (2)................       --          --           --          --
                                           -------     -------      -------     -------
  Adjusted net income....................  $14,756     $13,461      $43,954     $38,536
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------

  Average shares outstanding.............   28,060      26,477       28,082      25,922
  Adjustments thereto (3)................    1,494       2,974        1,516       2,743
                                           -------     -------      -------     -------
  Shares used in computation.............   29,554      29,451       29,598      28,665
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------

Per Share................................  $  0.50     $  0.46      $  1.49     $  1.34
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------

Common shares -- assuming full dilution:

  Net income.............................  $14,756     $13,461      $43,954     $38,536
  Adjustments thereto (2)................       --          --           --          --
                                           -------     -------      -------     -------
  Adjusted net income....................  $14,756     $13,461      $43,954     $38,536
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------

  Average shares outstanding.............   28,060      26,477       28,082      25,922
  Adjustments thereto (3)................    1,572       3,163        1,647       3,567
                                           -------     -------      -------     -------
  Shares used in computation.............   29,632      29,640       29,729      29,489
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------

Per Share................................  $  0.50     $  0.45      $  1.48     $  1.31
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------

- -------------------------
(1) Restated due to a pooling of interests transaction completed in the fourth quarter of 1993.

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