Form 10-K
UNITED ASSET MANAGEMENT CORP
filed 1995-03-24
CIK 796370

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                    FORM 10-K
             (MARK ONE)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994         OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM                TO
             Commission File Number 1-9215

               ---------------------------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes ___ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of the voting stock held by stockholders who are not directors or executive officers of the registrant was approximately $1.0 billion based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 8, 1995.

     The number of shares of common stock, par value $.01, outstanding as of March 8, 1995 was 30,723,837.

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV, respectively, of this report on Form 10-K is incorporated by reference from certain portions of (a) the Annual Report to Shareholders of the registrant for the year ended December 31, 1994, and (b) the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to shareholders in connection with the Annual Meeting of Stockholders to be held on May 18, 1995. Such Report and Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PART I

ITEM 1.    BUSINESS

     GENERAL

     United Asset Management Corporation ("UAM" or the "Company") is a holding company organized in December, 1980 to acquire and own firms that provide investment advisory services primarily for institutional investment clients. Its 41 wholly-owned operating subsidiaries (the "Affiliated Firms" or the "Firms") are managers of investment portfolios for corporate, public and union pension funds, profit sharing plans, endowments and foundations. Some Firms manage assets for mutual funds and individuals. UAM intends to continue expanding through the internal growth of its present Affiliated Firms and through the acquisition or organization of additional firms in the future (see "Affiliated Firms").
In addition, UAM plans to continue to diversify, both domestically and internationally, with respect to both the classes of assets managed for institutional investors and the firm's client base.

     While UAM's Affiliated Firms primarily specialize in the management of U.S. equities, bonds and cash, other asset classes under management have grown significantly over recent years to include real estate, international securities and stable value assets.

     Advisory fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide the substantial portion of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1994, no single client of any Affiliated Firm provided more than 2% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

     Each Affiliated Firm operates under its own name, with its own investment philosophy and approach. Each conducts its own investment analysis, portfolio selection marketing and client service. During any given period, investment results may vary among Firms. Each Firm competes independently and sets its client fees based on its own judgment concerning the market for the services it renders. Each Firm is separately regulated under applicable federal, state or foreign law.

     UAM has established revenue sharing agreements with the Affiliated Firms which are described more fully under "Revenue Sharing." These agreements provide for UAM to derive increased or decreased income from each Affiliated Firm, based on a percentage of the change in each Firm's revenues from year to year, starting from a base amount agreed upon in the year of acquisition. These arrangements allow each Firm to set its own operating expense budget and compensation practices, limited by the share of revenues available to the Firm.

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

     In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 1995 Directory $3.4 trillion in assets under management in accounts of employee benefit plans, foundations and endowments within the United States as of mid-1994, which represents an average compound five-year annual growth rate of 9.1% over the corresponding figure as of mid-1989. The largest institutional segment of assets under management has been employee benefit plan assets. The 1995 Directory reported $3.1 trillion of employee benefit plan assets under management as of mid-1994, which represents an average compound five-year annual growth rate of 9.0% over the corresponding figure as of mid-1989.

     The employee benefit plan market includes two principal sectors: defined benefit and defined contribution plans. The majority of U.S. retirement plan assets are in defined benefit plans, which assure workers of a particular level of pension benefits when they retire. The Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986 (the "Code") require employers to fund their defined benefit plans sufficiently to generate the benefits they have promised. However, the Code also prohibits overfunding of defined benefit plans by employers. In management's opinion, high investment returns through the 1980's resulted in many defined benefit retirement plans approaching or even reaching their full funding limits by the end of the 1980's, based on actuarial calculations, so corporations were not called upon to contribute any more cash to the plans. However, if the value of plan assets declines due to market factors, employers will generally be obligated to step up payments into their defined benefit pension plans. This counter-cyclical funding pattern for defined benefit plans helps to smooth out fluctuations in the growth of plan assets under management by firms that provide investment advisory services to sponsors of defined benefit plans, and therefore, it helps to smooth out fluctuations in the revenues of these investment managers. Under defined contribution plans, on the other hand, employers may contribute to their employees' retirement funds on a tax-advantaged basis, but individual employees often decide how their plan assets will be invested. Defined contribution plans are the fastest growing sector of the employee benefit plan market.

     The number and size of investment management firms which UAM would consider acquiring have grown in the past five years. The 1990 Money Market Directory showed 999 investment counseling firms (including branch offices) within the United States managing $2.6 trillion as of mid-1989. The 1995 Directory showed 1,385 such firms (including branch offices) within the United States managing approximately $5.5 trillion of assets as of mid-1994, which represents an average compound five-year annual growth rate of 16.5% over the corresponding assets of mid-1989.

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

     UAM competes, with respect to the acquisition of investment management firms, with many other potential purchasers of investment management firms, including insurance companies, banks and other investment groups. For the most part, these acquirers have sought a single firm rather than undertaking a program of acquisitions similar to UAM's. As a result of its continuing acquisition activities, including regular contacts with potential acquisition candidates, UAM has an extensive knowledge of the candidate population both domestically and internationally.

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

     UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm may continue to provide investment management services which are intended to meet the particular needs of each Firm's clients. UAM's name does not appear on the office doors of any Affiliated Firm, other than UAM Investment Services, Inc. and United Asset Management (Japan), Inc. described below. UAM provides assistance to the Affiliated Firms in connection with the preparation of consolidated financial statements, consolidated tax matters, insurance and maintenance of a company-wide profit sharing retirement plan. UAM has also established an operations group composed of senior officers of the Company which assists the Affiliated Firms by creating growth incentives and encouraging the undertaking of new projects. Upon request, the Operations Group is also available to assist Affiliated Firms in planning for future growth and management development, particularly with respect to succession planning.

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

     UAM seeks to assist the Affiliated Firms in their marketing activities by providing resources and support for developing new products and reaching new markets. As a part of these efforts, UAM has organized The Regis Fund, Inc., a series mutual fund in which Affiliated Firms may open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1994, fifteen of the Affiliated Firms had opened in the aggregate 30 Regis Fund portfolios, and such portfolios held assets totaling $1.8 billion.

     UAM has responded to the growth in the defined contribution plan sector of the market by establishing Regis Retirement Plan Services, Inc. in 1993 to offer bundled products, including investment management capabilities through the Regis Fund portfolios managed by the Affiliated Firms, as well as employee education, recordkeeping and trustee services to the sponsors of these plans.

     To establish a presence in Japan, the world's second-largest investment management market and pension system, UAM launched United Asset Management (Japan), Inc. in 1994 to offer and service products managed by the Affiliated Firms to Japanese investors. This new affiliate is a single entity delivering service locally in Japan, but it represents the great breadth of expertise available in all of UAM's Affiliated Firms.

     Early in 1995, UAM established another marketing and service organization by forming UAM Investment Services, Inc. This affiliate was organized in order to meet the demands of large institutional investors who prefer multi-product investment management firms with global capabilities. Through offering products managed by the Affiliated Firms, UAM Investment Services will give these clients a single source through which to tap the wide-ranging expertise available in these Firms.

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

     To fund acquisitions, the Company utilizes its existing capital, together with Operating Cash Flow (net income plus amortization and depreciation) and borrowings available under the $500,000,000 Reducing

Revolving Credit Agreement (as more fully described in Note 3 to the Consolidated Financial Statements, see Items 8 and 14).
Such borrowings are secured by the stock of the Company's subsidiaries.

     REVENUE SHARING

     UAM operates with the Affiliated Firms under "revenue sharing" agreements. The agreements permit each Firm to retain a specified percentage of its revenues (typically 50-70%) for use by its principals at their discretion in paying expenses of operation, including salaries and bonuses. The purposes of the agreements are to provide significant ongoing incentives for the principals of the Affiliated Firms to continue working as they did prior to the sale of their firm to UAM and to allow UAM to participate in the growth of revenues of each Affiliated Firm. The agreements are designed to allow each Firm's principals to participate in that Firm's growth in a substantial manner and to make operating decisions freely within the limits of that portion of the Firm's revenues which is retained under the Firm's control. In effect, the portion of its revenues retained by each Firm that is not used to pay salaries and other operating expenses is available for payment to the principals and other key employees of such Firm in the form of bonuses. Thus, the portion of Affiliated Firm revenues retained by the Firms is included in operating expenses in the UAM Consolidated Statement of Income.

     Under each agreement, when an Affiliated Firm is acquired by UAM, the "base revenues" of the Firm are established, and a share of such revenues is allocated to UAM, with the remaining balance being the acquired Firm's share of revenues. In addition, agreement is reached on the Firm's and UAM's respective percentage shares of changes in such Firm's revenues compared to its base revenues. The Affiliated Firm is required to pay for all of its business expenses out of its share of its revenues. Each year, the amount of the Affiliated Firm's revenues that is paid to UAM and the amount that is retained by the Firm are adjusted upwards in the case of growth in such Firm's revenues over its base, or downwards in the case of decreases in such Firm's revenues below its base, by applying the agreed-upon percentages to the total increase or decrease in the Firm's revenues. Under most of the existing revenue sharing agreements, UAM's share of increases above a Firm's base revenues is between 30% and 50%, and UAM's share of decreases below a Firm's base revenues is between 50% and 70%. Thus, in any year in which the Affiliated Firm's revenues increase over its base revenues, the Firm retains a portion of such additional amounts to use as its principals may decide.
The balance of the increase in the Affiliated Firm's revenues is paid to UAM, in addition to UAM's share of such Firm's base revenues. In any year in which the Affiliated Firm's revenues decrease to a level below its base revenues, the Firm's share of its base revenues is reduced by the Firm's portion of the decrease, and therefore, the Firm may need to reduce its expenses. Similarly, the revenue sharing amount paid to UAM will be reduced by UAM's share of any decline in the Affiliated Firm's revenues below its base.

     AFFILIATED FIRMS

     Each of the Affiliated Firms conducts its own marketing, client relations, research, portfolio management and administrative functions. Each Firm sets its own investment advisory fees and manages its business independently on a day-to-day basis.

     The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from Firm to Firm. As a consequence, more than one Affiliated Firm may be retained by a single client since many clients employ multiple investment advisers. The strategies employed and securities selected by Affiliated Firms are separately chosen by each of them, with the result that any one Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $12.5 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research, acquisition and disposition, financing and asset and property management. In addition, another Affiliated Firm, with $7.0 billion of assets under management at year end, manages stable value asset portfolios such as guaranteed investment contracts ("GICs") and synthetic GICs.

     All of these differences, when combined with the separate names and identities of the various Affiliated Firms may: (a) tend to insulate UAM from the various cycles of market performance for specific asset classes and individual Firms;
(b) permit more than one Affiliated Firm to serve any single client; and (c) mean that some Affiliated Firms may attract substantial new business while other Firms may be growing more slowly or losing business.

     On December 31, 1994, UAM's 41 Affiliated Firms had 5,600 clients with $104.0 billion of assets under management for an average account size of $18.6 million. The 20 largest clients of the Firms represented 16% of total assets under management and the 100 largest clients represented 36%. The client list includes many of the largest corporate, public, charitable and union funds in the U.S. and abroad along with the funds of many individuals, several mutual fund organizations and a number of professional groups. Additional information regarding the number of clients and types and amounts of assets under management is found in the table on page 32 of the Company's 1994 Annual Report to Shareholders (the "Annual Report"), which table is incorporated herein by reference.

The following table summarizes UAM's asset mix:

                                 Assets Under Management at December 31,
(in $ millions)                  1992              1993                1994
                            ---------------   ----------------   ----------------
U.S. Equities                66%    $49,562    57%    $ 57,305    50%    $ 52,546
U.S. Bonds and Cash          28      20,816    23       23,116    20       20,530
International Equities        2       1,300     9        8,449     9        9,274
International Bonds and Cash  1         852     2        2,356     1        1,313
Real Estate                   3       2,536     9        8,858    13       13,389
Stable Value                  -           -     -            -     7        6,994
                            ---     -------   ---     --------   ---     --------
                            100%    $75,066   100%    $100,084   100%    $104,046
                            ---     -------   ---     --------   ---     --------
                            ---     -------   ---     --------   ---     --------

     In February 1995, UAM acquired Provident Investment Counsel, a growth stock manager based in Pasadena, California with approximately $14.3 billion of assets under management. Provident manages growth equity portfolios for institutional clients and has a growing presence in balanced and fixed-income management, wrap-fee accounts and mutual funds.

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

     REGULATION

     UAM's domestic investment advisory subsidiaries are registered with and subject to regulation by the Securities and Exchange Commission (the "SEC") under the Investment
Advisers Act of 1940 and, where applicable, under state advisory laws. The Company's U.K. investment advisory affiliates are members of and subject to regulation by the Investment Management Regulatory Organization, a self-regulatory body organized under the U.K. Financial Services Act. The Company's brokerage subsidiaries are registered as broker-dealers with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under state securities laws, and are regulated by the SEC, state securities administrators, and the National Association of Securities Dealers, Inc. Three Affiliated Firms are regulated by the Commodities Futures Trading Commission, and two own trust companies which are subject to regulation by the Office of Comptroller of the Currency or applicable state law.

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

     UAM's Affiliated Firms as of December 31, 1994 are listed below in the order in which they were acquired or organized.

                                              PRINCIPAL          ACQUIRED
AFFILIATED FIRM                               LOCATION         OR ORGANIZED
---------------                               ---------        ------------
Nelson, Benson & Zellmer, Inc.              Denver, CO         August, 1983
Chicago Asset Management Company            Chicago, IL        October, 1983
Hamilton, Allen & Associates, Inc.          Atlanta, GA        February, 1984
Hellman, Jordan Management Company, Inc.    Boston, MA         August, 1984
Thompson, Siegel & Walmsley, Inc.           Richmond, VA       December, 1984
Sterling Capital Management Company         Charlotte, NC      December, 1984
Analytic Investment Management, Inc.        Irvine, CA         May, 1985
Northern Capital Management, Inc.           Madison, WI        January, 1986
Cooke & Bieler, Inc.                        Philadelphia, PA   February, 1986
Olympic Capital Management, Inc.            Seattle, WA        June, 1986
Fiduciary Management Associates, Inc.       Chicago, IL        June, 1986
Investment Counselors of Maryland, Inc.     Baltimore, MD      December, 1986
Hagler, Mastrovita & Hewitt, Inc.           Boston, MA         December, 1986
Rothschild/Pell, Rudman & Co., Inc.         Baltimore, MD      December, 1986
Rice, Hall, James & Associates              San Diego, CA      May, 1987
C.S. McKee & Company, Inc.                  Pittsburgh, PA     August, 1987
Hanson Investment Management Company        San Rafael, CA     August, 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.   Dallas, TX         January, 1988
Sirach Capital Management, Inc.             Seattle, WA        January, 1989
Dewey Square Investors Corporation          Boston, MA         May, 1989
HT Investors, Inc.                          Providence, RI     May, 1989
The Campbell Group, Inc.                    Portland, OR       May, 1989
Cambiar Investors, Inc.                     Englewood, CO      August, 1990
Newbold's Asset Management, Inc.            Bryn Mawr, PA      September, 1990
First Pacific Advisors, Inc.                Los Angeles, CA    June, 1991
Spectrum Asset Management, Inc.             Stamford, CT       November, 1991
Acadian Asset Management, Inc.              Boston, MA         February, 1992
Alpha Global Fixed Income Managers          London, England    March, 1992
The L&B Group                               Dallas, TX         June, 1992
NWQ Investment Management Company           Los Angeles, CA    October, 1992
Tom Johnson Investment Management, Inc.     Oklahoma City, OK  December, 1992
Regis Retirement Plan Services, Inc.        New York, NY       February, 1993
Pell, Rudman & Co., Inc.                    Boston, MA         March, 1993
Ki Pacific Asset Management                 London, England    June, 1993
Heitman Financial Ltd.                      Chicago, IL        August, 1993
Murray Johnstone Limited                    Glasgow, Scotland  November, 1993
GSB Investment Management, Inc.             Fort Worth, TX     December, 1993
Dwight Asset Management Company             Burlington, VT     January, 1994
Investment Research Company                 Chicago, IL        February, 1994
Suffolk Capital Management                  New York, NY       July, 1994
United Asset Management (Japan), Inc.       Tokyo, Japan       October, 1994

     EMPLOYEES

     The UAM holding company has forty-five employees, seven of whom are executive officers of UAM (see Item 10, Directors and Executive Officers). Each Affiliated Firm employs its own investment advisory, administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with various regulatory agencies (see "Affiliated Firms" and "Regulation" on pages 6 and 8, respectively). At December 31, 1994, the Company as a whole employed 1,875 persons. These numbers exclude 2,155 individuals who are employed by the property management subsidiaries of The L&B Group and Heitman Financial Ltd. and whose total compensation is billed directly to clients of these affiliates.

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


                           PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

     As of December 31, 1994, there were 495 shareholders of record. As of March 8, 1995, there were 509 shareholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 51 of the Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the "Ten Year Review" appearing on pages 36 and 37 of the Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis" appearing on pages 33 through 35 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" on page 51 of the Annual Report, "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" appearing on pages 38 through 50 of the Annual Report and also the "Report of Independent
Accountants" on page 50 of the Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                          PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors-Nominees for Election as Directors" and "Executive Compensation-Executive Officers" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995 (the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation-Summary Compensation Table," "Executive Compensation-Option Grants in 1994," "Executive Compensation-Aggregated Option Exercises in 1994 and Option Values at December 31, 1994" and "Election of Directors-Directors' Fees" included in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Voting Securities" included in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors-Certain Transactions" included in the Proxy Statement.

                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
           ON FORM 8-K

(a)  1.   Financial Statements

     The following consolidated financial statements of United
     Asset Management Corporation and report of independent accountants, included on pages 38 through 50 of the Annual
     Report, are incorporated herein by reference as a part of this Form 10-K:

                                                             PAGE(S) IN THE
     TITLE                                                   ANNUAL REPORT
     -----                                                   --------------
     Report of Independent Accountants                             50
     Consolidated Balance Sheet as of December 31, 1994
       and 1993                                                    38
     Consolidated Statement of Income for the three years          39
       ended December 31, 1994
     Consolidated Statement of Cash Flows for the three            40
       years ended December 31, 1994
     Consolidated Statement of Changes in Stockholders'            41
       Equity for the three years ended December 31, 1994
     Notes to Consolidated Financial Statements                   42-50

(a)  2.   Financial Statement Schedule

     The following consolidated financial statement schedule and report of independent accountants are filed as a part of this Form 10-K and are located on the following pages:

                                                                  PAGE
                                                                  ----
     Report of Independent Accountants on Financial               F-1
       Statement Schedule

     Schedule VIII    Valuation and Qualifying Accounts for       F-3
                      the three years ended December 31, 1994

     All other schedules have been omitted since they are not required, not applicable or the information is contained in the Financial Statements or Notes thereto.

a)   3.   Exhibits

     EXHIBIT
     NUMBER         TITLE
     -------        -----
       3.1          Restated Certificate of Incorporation of the
                    Registrant.

       3.2          By-Laws of the Registrant.

(1)    4.1          Specimen Certificate of Common Stock,
                    $.01 par value, of the Registrant.

(2)    4.2          Agreement to furnish copies of subordinated debt
                    instruments to the Commission.

       9.0          Not Applicable

(3)   10.1          Acquisition Agreement by and among
                    United Asset Management Corporation,
                    Heitman Financial Ltd., JMB
                    Institutional Realty Corporation, JMB
                    Realty Corporation and Certain
                    Affiliates of JMB Institutional Realty
                    Corporation and JMB Realty Corporation
                    dated as of October 18, 1994.

(3)   10.2          Acquisition Agreement by and among
                    United Asset Management Corporation,
                    Provident Investment Counsel, PIC Newco,
                    Inc. and the Stockholders of Provident
                    Investment Counsel dated as of November
                    10, 1994.

      10.3          Second Amended and Restated Reducing
                    Credit Agreement dated as of November
                    18, 1994, among United Asset Management
                    Corporation, the banks parties thereto,
                    Morgan Guaranty Trust Company of New
                    York, as Agent, and The First National
                    Bank of Boston, as Collateral Agent.

(4)   10.4          United Asset Management Corporation Profit
                    Sharing and 401(k) Plan dated as of May
                    11, 1989 and amended and restated as of
                    November 26, 1990.

(5)   10.5          Revised First Amendment to United Asset
                    Management Corporation Profit Sharing
                    and 401(k) Plan effective as of January 1, 1992.

(5)   10.6          Second Amendment to United Asset
                    Management Corporation Profit Sharing
                    and 401(k) Plan effective as of January 1, 1993.

      10.7          Third Amendment to United Asset Management
                    Corporation Profit Sharing and 401(k)
                    Plan effective as of January 1, 1994.

      10.8          1994 Stock Option Plan.

      10.9          1994 Eligible Directors Stock Option Plan.

(6)   10.10         Consulting Agreement between United Asset
                    Management Corporation and David I.
                    Russell dated as of January 1, 1993.

      11.1          Calculation of Earnings Per Share.

      12.0          Not Applicable

      13.1          Annual Report to Shareholders for the
                    Year Ended December 31, 1994.

      16.0          Not Applicable

      18.0          Not Applicable

      21.1          Subsidiaries of the Registrant.

      22.0          Not Applicable

      23.1          Consent of Independent Accountants.

      24.0          Not Applicable

      27.0          Not Applicable

      28.0          Not Applicable
      _________________
      (1) Filed as an Exhibit to the Company's Form S-1 as filed with the Commission and which became effective on August 22, 1986, and incorporated herein by reference (Registration No. 33-6874).

      (2)  Filed as an Exhibit to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

      (3)  Filed as an Exhibit to the Company's Current Report on
           Form 8-K as filed with the Commission on December 1, 1994, and incorporated herein by reference.

      (4)  Filed as an Exhibit to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

      (5)  Filed as an Exhibit to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

      (6)  Filed as an Exhibit to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

     Location of Documents Pertaining to Executive
     Compensation Plans and Arrangements:

     (1)  1994 Stock Option Plan - Exhibit 10.8 to this Form
          10-K.

     (2)  1994 Eligible Directors Stock Option Plan - Exhibit
          10.9 to this Form 10-K.

     (3)  Consulting Agreement between United Asset
          Management Corporation and David I. Russell dated as of January 1, 1993 - Form 10-K for fiscal year ended
          December 31, 1992, Exhibit 10.10 to this Form 10-K.

 (b) Reports on Form 8-K

     A report on Form 8-K was filed on October 12, 1994. The item reported was as follows:

     Item 5.   OTHER EVENTS.
               -------------
               The report disclosed the terms of the Amended and Restated Reducing Credit Agreement dated as of August 29, 1994.

     A report on Form 8-K was filed on December 1, 1994 (and amended on March 2, 1995). The items reported and financial statements filed were as follows:

     Item 2.   ACQUISITION OR DISPOSITION OF ASSETS.
               -------------------------------------
     Item 5.   OTHER EVENTS.
               -------------
               The report disclosed the terms of the Second Amended and Restated Reducing Credit Agreement dated as of November 18, 1994.

     Item 7.   FINANCIAL STATEMENTS AND EXHIBITS.
               ----------------------------------
         (a)   FINANCIAL STATEMENTS OF BUSINESSES TO BE ACQUIRED.
               --------------------------------------------------
               (i) JMB Institutional Realty Corporation (referred to as "JMB Business Group") Combined Audited Balance Sheets for the Two Years Ended December 31, 1993 and Combined Statements of Income and Cash Flows for the Three Years Ended December 31, 1993.

               (ii) JMB Institutional Realty Corporation Combined Unaudited Financial Statements for the Nine Months Ended September 30, 1994.

               (iii) Provident Investment Counsel Audited Financial
                     Statements for the Years Ended December 31, 1992 and 1991.

               (iv) Provident Investment Counsel Audited Financial Statements for the Years Ended December 31, 1993 and 1992.

               (v) Provident Investment Counsel Unaudited Financial Statements for the Nine Months Ended September 30, 1994.

         (b)   PRO FORMA FINANCIAL INFORMATION.
               --------------------------------
               (i) Summary of Historical and Pro Forma Financial Highlights for the Year Ended December 31, 1993 and the Nine Months Ended September 30, 1994.

               (ii) Unaudited Pro Forma Condensed Combined Balance Sheet of UAM as of December 31, 1993.

               (iii) Unaudited Pro Forma Condensed Combined Statement of
                     Operations of UAM for the Year Ended December 31, 1993.

               (iv) Unaudited Pro Forma Condensed Combined Balanced Sheet of UAM as of September 30, 1994.

               (v) Unaudited Pro Forma Condensed Combined Statement of Operations of UAM for the Nine Months Ended September 30, 1994.

         (c)   EXHIBITS.
               ---------
    EXHIBIT NUMBER       TITLE
    --------------       -----
          2.1            Acquisition Agreement by and among
                         United Asset Management Corporation,
                         Heitman Financial Ltd., JMB
                         Institutional Realty Corporation, JMB
                         Realty Corporation and Certain
                         Affiliates of JMB Institutional Realty
                         Corporation and JMB Realty Corporation
                         dated as of October 18, 1994.

          2.2             Acquisition Agreement by and among
                          United Asset Management Corporation,
                          Provident Investment Counsel, PIC Newco,
                          Inc. and the Stockholders of Provident
                          Investment Counsel dated as of November 10, 1994.

          2.3             Agreement to Furnish Copies of
                          Omitted Schedules and Exhibits to
                          Acquisition Agreements.

          24              Consents of Independent Accountants.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITED ASSET MANAGEMENT CORPORATION
                                                     (Registrant)

Date:  March 17, 1995         By   /s/ NORTON H. REAMER
                                ---------------------------------
                                   Norton H. Reamer
                                   President and
                                   Chief Executive Officer

                              By   /s/ WILLIAM H. PARK
                                ---------------------------------
                                   William H. Park
                                   Executive Vice President and
                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ NORTON H. REAMER
-------------------------------
        (Norton H. Reamer)         Director            March 17, 1995

/s/ RICHARD A. ENGLANDER
-------------------------------
        (Richard A. Englander)     Director            March 17, 1995

/s/ ROBERT J. GREENEBAUM
-------------------------------
        (Robert J. Greenebaum)     Director            March 17, 1995

/s/ MARK A. LIEB
-------------------------------
        (Mark A. Lieb)             Director            March 17, 1995

/s/ JAY O. LIGHT
-------------------------------
        (Jay O. Light)             Director            March 17, 1995

/s/ JOHN F. MCNAMARA
-------------------------------
        (John F. McNamara)         Director            March 17, 1995

/s/ NORMAN PERLMUTTER
-------------------------------
        (Norman Perlmutter)        Director            March 17, 1995

/s/ EDWARD I. RUDMAN
-------------------------------
        (Edward I. Rudman)         Director            March 17, 1995

/s/ DAVID I. RUSSELL
-------------------------------
        (David I. Russell)         Director            March 17, 1995

/s/ PHILIP SCATURRO
-------------------------------
        (Philip Scaturro)          Director            March 17, 1995

/s/ JOHN A. SHANE
-------------------------------
        (John A. Shane)            Director            March 17, 1995

/s/ BARBARA S. THOMAS
-------------------------------
        (Barbara S. Thomas)        Director            March 17, 1995

                                                       Exhibit 11.1

             UNITED ASSET MANAGEMENT CORPORATION
              CALCULATION OF EARNINGS PER SHARE
          (in thousands, except per share amounts)

                                            Year Ended December 31,
                                      -----------------------------------
                                       1994           1993           1992
                                       ----           ----           ----
Common and common equivalent
  shares:

  Net income......................... $59,012        $53,287        $39,072
  Adjustments thereto (1)............      -               -            331
                                      -------        -------        -------
  Adjusted net income................ $59,012        $53,287        $39,403
                                      -------        -------        -------
                                      -------        -------        -------
  Average shares outstanding.........  28,084         25,968         23,157
  Adjustments thereto (2)............   1,441          2,913          3,176
                                      -------        -------        -------
Shares used in computation...........  29,525         28,881         26,333
                                      -------        -------        -------
                                      -------        -------        -------
Per share............................ $  2.00        $  1.85        $  1.50
                                      -------        -------        -------
                                      -------        -------        -------
Common shares-assuming full
  dilution:
  Net income......................... $59,012        $53,287        $39,072
  Adjustments thereto (1)............       -              -              -
                                      -------        -------        -------
  Adjusted net income................ $59,012        $53,287        $39,072
                                      -------        -------        -------
                                      -------        -------        -------
  Average shares outstanding.........  28,084         25,968         23,157
  Adjustments thereto (2)............   1,486          3,127          3,487
                                      -------        -------        -------
Shares used in computation...........  29,570         29,095         26,644
                                      -------        -------        -------
                                      -------        -------        -------
Per share............................ $  2.00        $  1.83        $  1.47
                                      -------        -------        -------
                                      -------        -------        -------

______________

(1) The proceeds from the exercise of stock options and warrants in accordance with the modified treasury stock method are first used to buy back up to 20% of the CompanyOs common stock at the average price for the period in the primary calculation and at the higher of the average or closing price in the fully diluted calculation. Any remaining proceeds are used to retire debt, and this adjusts income for the interest assumed to be saved net of income tax from the use of such proceeds.

(2) Adjusts shares for stock options and warrants under the modified treasury stock method and contingently issuable shares based on the probability of issuance, after adjusting for the stock assumed repurchased in accordance with (1) above.

                                                                  Exhibit 21.1

                     UNITED ASSET MANAGEMENT CORPORATION
                        SUBSIDIARIES OF THE REGISTRANT

                                                Jurisdiction of   Financial
Affiliated Firm                                 Organization      Statements
---------------                                 ---------------   ----------
Acadian Asset Management, Inc.                  Massachusetts     Consolidated
Alpha Global Fixed Income Managers              Delaware          Consolidated
Analytic Investment Management, Inc.            California        Consolidated
Barrow, Hanley, Mewhinney & Strauss, Inc.       Nevada            Consolidated
Cambiar Investors, Inc.                         Colorado          Consolidated
The Campbell Group, Inc.                        Delaware          Consolidated
Chicago Asset Management Company                Delaware          Consolidated
Cooke & Bieler, Inc.                            Pennsylvania      Consolidated
Dewey Square Investors Corporation              Delaware          Consolidated
Dwight Asset Management Company                 Delaware          Consolidated
Fiduciary Management Associates, Inc.           Delaware          Consolidated
First Pacific Advisors, Inc.                    Massachusetts     Consolidated
GSB Investment Management, Inc.                 Delaware          Consolidated
Hagler, Mastrovita & Hewitt, Inc.               Delaware          Consolidated
Hamilton, Allen & Associates, Inc.              Delaware          Consolidated
Hanson Investment Management Company            California        Consolidated
Heitman Financial Ltd.                          Delaware          Consolidated
  Heitman Properties Ltd.(1)                    Illinois          Consolidated
  Heitman/JMB Advisory Corporation              Illinois          Consoldiated
Hellman, Jordan Management Company, Inc.        Delaware          Consolidated
HT Investors, Inc.                              Delaware          Consolidated
Investment Counselors of Maryland, Inc.         Maryland          Consolidated
Investment Research Company                     Illinois          Consolidated
Tom Johnson Investment Management, Inc.         Massachusetts     Consolidated
Ki Pacific Asset Management, Inc.               Delaware          Consolidated
L&B Realty Advisors, Inc. (The L&B Group)       Delaware          Consolidated
  L&B Institutional Property Managers, Inc.(2)  Delaware          Consolidated
  L&B Real Estate Counsel                       Texas             Consoldiated
C.S. McKee & Company, Inc.                      Pennsylvania      Consolidated
Murray Johnstone Limited                        Scotland          Consolidated
Nelson, Benson & Zellmer, Inc.                  Colorado          Consolidated
NewboldOs Asset Management, Inc.                Pennsylvania      Consolidated
Northern Capital Management, Inc.               Wisconsin         Consolidated
NWQ Investment Management Company               Massachusetts     Consolidated
Olympic Capital Management, Inc.                Washington        Consolidated
Pell, Rudman & Co., Inc.                        Delaware          Consolidated
Regis Retirement Plan Services, Inc.            Massachusetts     Consolidated
Rice, Hall, James & Associates                  California        Consolidated
Rothschild/Pell, Rudman & Co., Inc.             Maryland          Consolidated
Sirach Capital Management, Inc.                 Washington        Consolidated
Spectrum Asset Management, Inc.                 Connecticut       Consolidated
Sterling Capital Management Company             North Carolina    Consolidated
Suffolk Capital Management                      Delaware          Consolidated
Thompson, Siegel & Walmsley, Inc.               Virginia          Consolidated
United Asset Management (Japan), Inc.           Delaware          Consolidated

All of the Registrant's subsidiaries do business under the respective names indicated above and are wholly-owned.

 (1) Heitman Properties, Ltd. has 42 wholly-owned property management subsidiaries operating in the U.S.
 (2) L&B Institutional Property Managers, Inc. has 5 wholly-owned property management subsidiaries operating in the U.S.

            REPORT OF INDEPENDENT ACCOUNTANTS ON

                FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of United Asset Management Corporation


Our audits of the consolidated financial statements referred to in our report dated February 15, 1995 appearing on page 50 of the 1994 Annual Report to Shareholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PRICE WATERHOUSE LLP
Boston, Massachusetts
February 15, 1995

                                                       Exhibit 23.1


             CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-36928, 33-44215, 33-46310, 33-63350, 33-
69034, 33-51443, 33-52517 and 33-57049) and in the
Registration Statements on Form S-8 (Nos. 33-10621, 33-21756, 33-34288, 33-48858 and 33-54233) of United Asset Management Corporation of our report dated February 15, 1995 appearing on page 50 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.





/s/ PRICE WATERHOUSE LLP
Boston, Massachusetts
March 17, 1995

                                                   UNITED ASSET MANAGEMENT CORPORATION
                                                    VALUATION AND QUALIFYING ACCOUNTS                                Schedule VIII
                                                            (in $ thousands)


                                                   Cost Assigned
                                                to Contracts Acquired                      Accumulated Amortization
                                   -----------------------------------------  -----------------------------------------------------
             Range      Weighted                                                                                          Ending
             of         Average                                                                                           Tax
             Estimated  Estimated                                                                                         Balance
             Remaining  Remaining  Beginning                        Ending     Beginning   Charged to           Ending    in Excess
Firm         Lives      Lives      Balance     Additions   Other    Balance    Balance     Operations   Other   Balance   of Book
----         ---------  ---------  ---------   ---------   -----    --------   ---------   ----------   -----   --------  ---------
1992
----
BHM&S         10-11         10      $106,088    $      -   $   -    $106,088   $ 27,072       $ 7,284   $   -   $ 34,356    $ 7,707
FPA            4-22         13        51,016          16       -      51,032      1,804         3,533       -      5,337      1,271
NAM            3-21         14        53,934       1,086       -      55,020      4,567         3,422       -      7,989        (A)
NWQ            4-13         12             -      96,011       -      96,011          -         1,597       -      1,597        627
All Others     1-22          9       264,689      57,268       -     321,957     98,863        21,443       -    120,306     55,154
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
                                    $475,727    $154,381   $   -    $630,108   $132,306       $37,279   $   -   $169,585    $64,759
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
1993
----
BHM&S          9-10          9      $106,088    $      -   $   -    $106,088   $ 34,356       $ 7,284   $   -   $ 41,640    $ 7,979
FPA            3-21         12        51,032           -       -      51,032      5,337         3,533       -      8,870      2,432
NAM            2-20         13        55,020           -       -      55,020      7,989         3,422       -     11,411        (A)
NWQ            3-12         11        96,011          65       -      96,076      1,597         8,078       -      9,675     12,869
All Others     1-21          9       321,957      49,610       -     371,567    120,306        26,176       -    146,482     54,247
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
                                    $630,108    $ 49,675   $   -    $679,783   $169,585       $48,493   $   -   $218,078    $77,527
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
1994
----
BHM&S          8-9           8      $106,088    $      -   $   -    $106,088   $ 41,640       $ 7,284   $   -   $ 48,924    $14,774
FPA            2-20         11        51,032           -       -      51,032      8,870         3,533       -     12,403      4,998
HFL            4-22         15             -     212,668       -     212,668          -         1,142       -      1,142          -
NAM            1-19          9        55,020           -       -      55,020     11,411         4,311       -     15,722        (A)
NWQ            2-11         10        96,076           -       -      96,076      9,675         8,077       -     17,752     16,788
All Others     1-20          8       371,567      36,878    (755)    407,690    146,482        30,774    (755)   176,501     49,665
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
                                    $679,783    $249,546   $(755)   $928,574   $218,078       $55,121   $(755)  $272,444    $86,225
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------
                                    --------    --------   -----    --------   --------       -------   -----   --------    -------

(A)Due to the structure of this acquisition, tax amortization is less than book amortization.