Form 10-Q
period 1995-03-31
UNITED ASSET MANAGEMENT CORP
filed 1995-05-15
CIK 796370

================================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-Q


               (MARK ONE)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE PERIOD ENDED MARCH 31, 1995 OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM               TO

               Commission File Number 1-9215


                     --------------------------------------


                     UNITED ASSET MANAGEMENT CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                04-2714625
     (State or other jurisdiction of    (IRS Employer Identification Number)
     incorporation or organization)

          ONE INTERNATIONAL PLACE
          BOSTON, MASSACHUSETTS                             02110
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (617) 330-8900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         X    Yes       No
                                                     -----       ----
     The number of shares of common stock outstanding as of May 8, 1995 was 30,750,012.

================================================================================

                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.  (F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (F-6 to F-7)

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

          (b) A report on Form 8-K filed December 1, 1994 was amended on March 2, 1995. The items reported were as follows:

               Item 2.   Acquisition or Disposition of Assets.
               Item 5.   Other Events.
               Item 7.   Financial Statements and Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED ASSET MANAGEMENT CORPORATION


     May 10, 1995                  /s/ William H. Park
- -------------------------          -----------------------------------
(Date)                                 William H. Park
                                       Executive Vice President and
                                       Chief Financial Officer

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        UNITED ASSET MANAGEMENT CORPORATION

                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

Three Months Ended March 31,                          1995            1994
- ------------------------------------------------------------------------------
Revenues......................................    $151,102,000    $121,340,000
                                                  ------------    ------------
Operating expenses:
  Compensation and related expenses...........      71,275,000      59,566,000
  Amortization of cost assigned to
    contracts acquired........................      20,068,000      13,341,000
  Other operating expenses....................      23,790,000      19,068,000
                                                  ------------    ------------
                                                   115,133,000      91,975,000
                                                  ------------    ------------
Operating income..............................      35,969,000      29,365,000
                                                  ------------    ------------
Non-operating expenses:
  Interest expense, net.......................       8,319,000       2,887,000
  Other amortization..........................         373,000         330,000
                                                  ------------    ------------
                                                     8,692,000       3,217,000
                                                  ------------    ------------
Income before income tax expense..............      27,277,000      26,148,000
Income tax expense............................      11,672,000      11,244,000
                                                  ------------    ------------
Net income....................................    $ 15,605,000    $ 14,904,000
                                                  ------------    ------------
                                                  ------------    ------------
Primary and fully diluted earnings per share..           $0.51           $0.50

Dividends per share...........................           $0.28           $0.24

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                   March 31,      December 31,
                                                     1995             1994
                                                  (Unaudited)
- ------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents....................   $   81,453,000    $ 89,050,000
  Investment advisory fees receivable .......       86,288,000      77,292,000
  Other current assets.......................       12,324,000      12,922,000
                                                --------------    ------------
Total current assets.........................      180,065,000     179,264,000

Fixed assets, net............................       21,542,000      19,351,000
Cost assigned to contracts acquired, net.....      990,584,000     656,130,000
Other assets.................................       63,589,000      60,882,000
                                                --------------    ------------
Total assets.................................   $1,255,780,000    $915,627,000
                                                --------------    ------------
                                                --------------    ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses......   $   72,018,000    $ 65,032,000
  Accrued compensation.......................       34,518,000      48,048,000
  Current portion of notes payable...........        1,009,000       1,009,000
                                                --------------    ------------
Total current liabilities....................      107,545,000     114,089,000

Senior notes payable.........................      171,500,000     172,000,000
Subordinated notes payable...................      444,809,000     192,330,000
Deferred income taxes........................       38,910,000      37,367,000
                                                --------------    ------------
Total liabilities............................      762,764,000     515,786,000
                                                --------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share.....          308,000         283,000
  Capital in excess of par value.............      338,606,000     255,162,000
  Retained earnings..........................      157,145,000     150,951,000
                                                --------------    ------------
                                                   496,059,000     406,396,000
  Less treasury shares at cost...............       (3,043,000)     (6,555,000)
                                                --------------    ------------
Total stockholders' equity...................      493,016,000     399,841,000
                                                --------------    ------------
Total liabilities and stockholders'
  equity.....................................   $1,255,780,000    $915,627,000
                                                --------------    ------------
                                                --------------    ------------

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

Three Months Ended March 31,                                       1995            1994
- ------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income..............................................    $ 15,605,000    $ 14,904,000
  Adjustments to reconcile net income to net
    cash flow from operating activities:
    Amortization of cost assigned to
      contracts acquired..................................      20,068,000      13,341,000
    Depreciation..........................................       1,206,000       1,048,000
    Other amortization....................................         373,000         330,000
                                                              ------------    ------------
  Net income plus amortization and
    depreciation..........................................      37,252,000      29,623,000
  Changes in assets and liabilities:
    Increase in investment advisory
      fees receivable.....................................      (8,680,000)     (6,084,000)
    Decrease (increase) in other current assets...........         616,000        (375,000)
    Increase in accounts payable and
      accrued expenses....................................       6,539,000       8,335,000
    (Decrease) increase in accrued compensation...........     (13,603,000)     13,000,000
    Increase in deferred income taxes.....................       1,543,000         425,000
                                                              ------------    ------------
Net cash flow from operating activities...................      23,667,000      44,924,000

Cash flow used in investing activities:
  Cash additions to cost assigned to
    contracts acquired....................................     (11,559,000)     (7,472,000)
  Change in other assets..................................      (6,028,000)     (2,158,000)
                                                              ------------    ------------
Net cash flow used in investing activities................     (17,587,000)     (9,630,000)

Cash flow from (used in) financing activities:
  Purchase of treasury shares.............................      (3,324,000)             --
  Reductions in long-term debt, net.......................      (5,118,000)    (28,980,000)
  Issuance or reissuance of equity securities.............       2,531,000       4,561,000
  Dividends declared......................................      (8,605,000)     (6,778,000)
                                                              ------------    ------------
Net cash flow used in financing activities................     (14,516,000)    (31,197,000)

Effect of foreign exchange rate changes on
  cash flow...............................................         839,000         (95,000)

Net (decrease) increase in cash and
  cash equivalents........................................      (7,597,000)      4,002,000
Cash and cash equivalents at beginning of quarter.........      89,050,000      62,807,000
                                                              ------------    ------------
Cash and cash equivalents at end of quarter...............    $ 81,453,000    $ 66,809,000
                                                              ------------    ------------
                                                              ------------    ------------

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1995 and their results of operations and cash flows for the three months ended March 31, 1995 and 1994. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2

     Accumulated depreciation of fixed assets was $28,979,000 and $27,773,000 at March 31, 1995 and December 31, 1994, respectively. The accumulated amortization of cost assigned to contracts acquired was $292,512,000 and $272,444,000 at March 31, 1995 and December 31, 1994, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended March 31, 1995, the Company repurchased 90,000 shares of its common stock at a cost of $3,324,000. During the same period, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                                         Three Months
                                                             Ended
                                                        March 31, 1995
                                                        --------------
          Subordinated notes extinguished                 $17,611,000
          Cash proceeds received                           $3,087,000
          Shares issued                                       657,687
          Treasury shares reissued                            197,377

     As of March 31, 1995, the Company held 82,349 treasury shares.

     As of March 31, 1995, 5,031,000 warrants and 3,562,000 stock options were outstanding at average exercise prices of $37.68 and $29.17, respectively.

Note 4

     The Company established UAM Investment Services, Inc. in January, 1995. The Company also acquired Provident Investment Counsel on February 15, 1995 in a transaction that is being accounted for as a purchase.

Unaudited pro forma data for the three month periods ended March 31, 1995 and 1994 is set forth below, giving consideration to the Provident acquisition occurring in the respective periods assuming the revenue sharing plan had been in effect and after certain other pro forma adjustments have been made.


                                                       1995           1994
                                                       ----           ----
Revenues                                           $162,328,000   $141,760,000
Net income                                          $16,078,000    $15,547,000
Primary and fully diluted earnings per share              $0.51          $0.50

     As of March 31, 1995, the results of the external appraisal of the assets acquired in conjunction with the Provident transaction had not been completed. Management believes the preliminary allocation of the purchase price to the assets acquired is reasonable and no significant adjustments to these allocations are anticipated.

     The Company signed an agreement on February 3, 1995 to acquire Pilgrim Baxter & Associates in a transaction that will be accounted for as a purchase. This transaction was completed April 28, 1995.

                       UNITED ASSET MANAGEMENT CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The revenues of UAM's affiliated firms are derived from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms. A minor portion of revenues are generated when firms consummate transactions for client portfolios. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 79% of the Company's total assets as of March 31, 1995.
Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 17% of the Company's operating expenses for the three months ended March 31, 1995. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

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

     The cost assigned to contracts acquired is amortized on a straight-line basis over the estimated weighted average useful life of the contracts of individual firms acquired. These lives are estimated through statistical analysis of historical patterns of terminations and the size and age of the contracts acquired as of the acquisition date.

     When actual terminations differ from the statistical patterns developed or upon the occurrence of certain other events, the Company updates the lifing analyses discussed above. If the update indicates that any of the estimates of the average remaining lives should be shortened, the remaining cost assigned to contracts acquired will be amortized over the shorter life commencing in the year in which the new estimate is determined. There has been no material effect on the Company's financial position or results of operations as a result of these updates.

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

                       UNITED ASSET MANAGEMENT CORPORATION

                                OPERATING RESULTS

                        THREE MONTHS ENDED MARCH 31, 1995
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1994


     Revenues increased 25% to $151,102,000 for the three months ended March 31, 1995, from $121,340,000 for the first quarter of 1994. This increase is the result of acquisitions, as well as the impact of favorable portfolio performance achieved by UAM's affiliated firms offset by the effect of net client cash outflows. Some of our affiliates continued to experience negative net client cash flows at a rate similar to that of last year. The revenues of Suffolk Capital Management and JMB Institutional Realty acquired July 14, 1994 and December 2, 1994, respectively, have been included in the first quarter of 1995. In addition, the revenues of Provident Investment Counsel, acquired February 15, 1995, have been included since its acquisition date.

     Compensation and related expenses together with other operating expenses increased 21% to $95,065,000 from $78,634,000 primarily reflecting the acquisitions described in the preceding paragraph and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 50% to $20,068,000 from $13,341,000 as a result of the acquisitions discussed above.

     Interest expense, net increased to $8,319,000 from $2,887,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 4% to $27,277,000 from $26,148,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate is 43% for both the three months ended March 31, 1995 and 1994.

     Net income increased 5% to $15,605,000 from $14,904,000 again reflecting the net result of the circumstances described above. Fully diluted earnings per share increased 2% to $0.51 in 1995 from $0.50 in 1994, reflecting the higher net income together with the effect of the Company's lower common stock price, partially offset by the issuance of shares of common stock, and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $0.63 from $0.44 primarily as a result of the acquisitions described above.

                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $37,252,000 in Operating Cash Flow (net income plus amortization and depreciation) for the three months ended March 31, 1995. The primary use of this Operating Cash Flow was to fund the cash portions of acquisitions, to pay dividends to shareholders and to repurchase shares of the Company's common stock. There were $171,500,000 in borrowings outstanding under the Company's $500,000,000 revolving credit facility at March 31, 1995.

     Management believes that the company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal need for financial resources will be to acquire additional investment management firms, to fund commitments related to acquisitions of investment management firms, to fund shareholder dividends and to repurchase shares of the Company's common stock, which will require cash, the issuance of additional UAM securities, or some combination thereof. Whether the Company ultimately completes any such additional acquisitions or the timing of such acquisitions is not certain.