Form 10-Q
period 1995-06-30
UNITED ASSET MANAGEMENT CORP
filed 1995-08-14
CIK 796370

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                    FORM 10-Q


     (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE PERIOD ENDED JUNE 30, 1995         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM                          TO
     Commission File Number 1-9215

                    -----------------------------------------


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

     The number of shares of common stock outstanding as of July 27, 1995 was 30,322,936.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

          (b) There have been no reports on Form 8-K filed by the Company for the quarter ended June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED ASSET MANAGEMENT CORPORATION


    August 11, 1995                     /s/ William H. Park
----------------------------------      -------------------------------------
(Date)                                  William H. Park
                                        Executive Vice President and
                                           Chief Financial Officer

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                         June 30,
                                                                  ------------------------------   -------------------------------
                                                                      1995             1994            1995              1994
----------------------------------------------------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .      $170,987,000     $115,525,000    $322,089,000      $236,865,000
                                                                  ------------     ------------    ------------      ------------
Operating expenses:
  Compensation and related
   expenses. . . . . . . . . . . . . . . . . . . . . . . . .        80,457,000       54,577,000     151,732,000       114,143,000
  Amortization of cost assigned
   to contracts acquired . . . . . . . . . . . . . . . . . .        23,794,000       13,308,000      43,862,000        26,649,000
  Other operating expenses . . . . . . . . . . . . . . . . .        26,012,000       19,715,000      49,802,000        38,783,000
                                                                  ------------     ------------    ------------      ------------
                                                                   130,263,000       87,600,000     245,396,000       179,575,000
                                                                  ------------     ------------    ------------      ------------
Operating income . . . . . . . . . . . . . . . . . . . . . .        40,724,000       27,925,000      76,693,000        57,290,000
                                                                  ------------     ------------    ------------      ------------

Non-operating expenses:
  Interest expense, net. . . . . . . . . . . . . . . . . . .        11,017,000        2,608,000      19,336,000         5,495,000
  Other amortization . . . . . . . . . . . . . . . . . . . .           390,000          300,000         763,000           630,000
                                                                  ------------     ------------    ------------      ------------
                                                                    11,407,000        2,908,000      20,099,000         6,125,000
                                                                  ------------     ------------    ------------      ------------
Income before income tax expense . . . . . . . . . . . . . .        29,317,000       25,017,000      56,594,000        51,165,000
Income tax expense . . . . . . . . . . . . . . . . . . . . .        12,548,000       10,723,000      24,220,000        21,967,000
                                                                  ------------     ------------    ------------      ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 16,769,000     $ 14,294,000    $ 32,374,000      $ 29,198,000
                                                                  ------------     ------------    ------------      ------------
                                                                  ------------     ------------    ------------      ------------
Earnings per share:
  Primary and fully diluted
      earnings per share . . . . . . . . . . . . . . . . . .             $0.53            $0.49           $1.04             $0.99

Dividends per share. . . . . . . . . . . . . . . . . . . . .             $0.28            $0.24           $0.56             $0.48





See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                       June 30,        December 31,
                                                                         1995             1994
                                                                     (Unaudited)
---------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .      $   81,979,000        $ 89,050,000
  Investment advisory fees receivable. . . . . . . . . . . .         106,297,000          77,292,000
  Other current assets . . . . . . . . . . . . . . . . . . .          13,594,000          12,922,000
                                                                  --------------        ------------
Total current assets . . . . . . . . . . . . . . . . . . . .         201,870,000         179,264,000

Fixed assets, net. . . . . . . . . . . . . . . . . . . . . .          22,335,000          19,351,000
Cost assigned to contracts acquired, net . . . . . . . . . .       1,077,475,000         656,130,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          65,169,000          60,882,000
                                                                  --------------        ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .      $1,366,849,000        $915,627,000
                                                                  --------------        ------------
                                                                  --------------        ------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . .      $   75,461,000        $ 65,032,000
  Accrued compensation . . . . . . . . . . . . . . . . . . .          54,197,000          48,048,000
  Current portion of notes payable . . . . . . . . . . . . .           2,159,000           1,009,000
                                                                  --------------        ------------
Total current liabilities. . . . . . . . . . . . . . . . . .         131,817,000         114,089,000

Senior notes payable . . . . . . . . . . . . . . . . . . . .         179,500,000         172,000,000
Subordinated notes payable . . . . . . . . . . . . . . . . .         523,631,000         192,330,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . .          41,925,000          37,367,000
                                                                  --------------        ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . .         876,873,000         515,786,000
                                                                  --------------        ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share . . . . . . . . . .             308,000             283,000
  Capital in excess of par value . . . . . . . . . . . . . .         341,577,000         255,162,000
  Retained earnings. . . . . . . . . . . . . . . . . . . . .         162,300,000         150,951,000
                                                                  --------------        ------------
                                                                     504,185,000         406,396,000
  Less treasury shares at cost . . . . . . . . . . . . . . .         (14,209,000)         (6,555,000)
                                                                  --------------        ------------
Total stockholders' equity . . . . . . . . . . . . . . . . .         489,976,000         399,841,000
                                                                  --------------        ------------

Total liabilities and stockholders'
  equity . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,366,849,000        $915,627,000
                                                                  --------------        ------------
                                                                  --------------        ------------



See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended              Six Months Ended
                                                                           June 30,                         June 30,
                                                                 ----------------------------    ------------------------------
                                                                     1995            1994            1995             1994
Cash flow from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .     $ 16,769,000    $ 14,294,000    $ 32,374,000     $ 29,198,000
  Adjustments to reconcile net
    income to net cash flow
    from operating activities:
    Amortization of cost assigned
      to contracts acquired. . . . . . . . . . . . . . . . .       23,794,000      13,308,000      43,862,000       26,649,000
    Depreciation . . . . . . . . . . . . . . . . . . . . . .        1,551,000       1,005,000       2,757,000        2,053,000
    Other amortization . . . . . . . . . . . . . . . . . . .          390,000         300,000         763,000          630,000
                                                                 ------------    ------------    ------------     -------------
  Net income plus amortization and
    depreciation . . . . . . . . . . . . . . . . . . . . . .       42,504,000      28,907,000      79,756,000       58,530,000
  Changes in assets and liabilities:
    (Increase) decrease in
      investment advisory fees
      receivable . . . . . . . . . . . . . . . . . . . . . .      (20,136,000)      9,207,000     (28,816,000)       3,123,000
    Increase in other current
      assets . . . . . . . . . . . . . . . . . . . . . . . .       (1,278,000)     (1,472,000)       (662,000)      (1,847,000)
    Increase (decrease) in
      accounts payable and
      accrued expenses . . . . . . . . . . . . . . . . . . .        3,774,000     (12,639,000)     10,313,000       (4,304,000)
    Increase in accrued
      compensation . . . . . . . . . . . . . . . . . . . . .       19,691,000       6,768,000       6,088,000       19,768,000
    Increase in deferred income
      taxes. . . . . . . . . . . . . . . . . . . . . . . . .        3,015,000          75,000       4,558,000          500,000
                                                                 ------------    ------------    ------------     -------------
Net cash flow from operating
   activities. . . . . . . . . . . . . . . . . . . . . . . .       47,570,000      30,846,000      71,237,000       75,770,000
                                                                 ------------    ------------    ------------     -------------

Cash flow used in investing activities:
  Cash additions to cost assigned
    to contracts acquired. . . . . . . . . . . . . . . . . .      (29,102,000)     (2,070,000)    (40,661,000)      (9,542,000)
  Change in other assets . . . . . . . . . . . . . . . . . .       (4,551,000)     (3,462,000)    (10,579,000)      (5,620,000)
                                                                 ------------    ------------    ------------     -------------
Net cash flow used in investing
  activities . . . . . . . . . . . . . . . . . . . . . . . .      (33,653,000)     (5,532,000)    (51,240,000)     (15,162,000)
                                                                 ------------    ------------    ------------     -------------
Cash flow from (used in) financing
  activities:
  Purchase of treasury shares. . . . . . . . . . . . . . . .      (16,482,000)    (10,700,000)    (19,806,000)     (10,700,000)
  Additions to (reductions in)
    long-term debt, net. . . . . . . . . . . . . . . . . . .        7,759,000       3,375,000       2,641,000      (25,605,000)
  Issuance or reissuance of equity
    securities . . . . . . . . . . . . . . . . . . . . . . .        4,178,000       1,431,000       6,709,000        5,992,000
  Dividends declared . . . . . . . . . . . . . . . . . . . .       (8,519,000)     (6,734,000)    (17,124,000)     (13,512,000)
                                                                 ------------    ------------    ------------     -------------
Net cash flow used in financing
  activities . . . . . . . . . . . . . . . . . . . . . . . .      (13,064,000)    (12,628,000)    (27,580,000)     (43,825,000)
                                                                 ------------    ------------    ------------     -------------

Effect of foreign exchange rate
  changes on cash flow . . . . . . . . . . . . . . . . . . .         (327,000)      1,334,000         512,000        1,239,000

Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . . . . . . . . . .          526,000      14,020,000      (7,071,000)      18,022,000
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . . . . . . . . . .       81,453,000      66,809,000      89,050,000       62,807,000
                                                                 ------------    ------------    ------------     -------------
Cash and cash equivalents at end of
  period . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 81,979,000    $ 80,829,000    $ 81,979,000     $ 80,829,000
                                                                 ------------    ------------    ------------     -------------
                                                                 ------------    ------------    ------------     -------------




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1995 and their results of operations and cash flows for the three and six-month periods ended June 30, 1995 and 1994. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2

     Accumulated depreciation of fixed assets was $30,530,000 and $27,773,000 at June 30, 1995 and December 31, 1994, respectively. The accumulated amortization of cost assigned to contracts acquired was $316,306,000 and $272,444,000 at June 30, 1995 and December 31, 1994, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended June 30, 1995, the Company repurchased 445,000 shares of its common stock at a cost of $16,482,000. For the six months ended June 30, 1995, common stock repurchases totaled 535,000 shares at a cost of $19,806,000. During the three and six-month periods ended June 30, 1995, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                                   Three Months        Six Months
                                                      Ended               Ended
                                                  June 30, 1995       June 30, 1995
                                                  -------------       --------------
             Subordinated notes extinguished           --               $17,611,000
             Cash proceeds received               $2,621,000             $5,708,000
             Shares issued                             1,739                659,426
             Treasury shares reissued                138,769                336,146

As of June 30, 1995, the Company held 388,580 treasury shares.

     As of June 30, 1995, 5,810,000 warrants and 3,716,000 stock options were outstanding at average exercise prices of $38.80 and $30.23, respectively.

Note 4

     The Company acquired Pilgrim Baxter and Associates on April 28, 1995 in a transaction that is being accounted for as a purchase. This transaction is not material to the Company's Condensed Consolidated Financial Statements.

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

     During the second quarter of 1995, UAM experienced a net increase in assets under management of $10.1 billion to a total of $133.6 billion as of June 30, 1995. Acquisitions and performance added $4.8 billion and $8.2 billion, respectively. These increases were partially offset by negative net client cash flow of $2.9 billion.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 79% of the Company's total assets as of June 30, 1995. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 18% of the Company's operating expenses for both the three and six-month periods ended June 30, 1995. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

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

                       UNITED ASSET MANAGEMENT CORPORATION

                                OPERATING RESULTS

                         SIX MONTHS ENDED JUNE 30, 1995
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1994


     Revenues increased 36% to $322,089,000 for the six months ended June 30, 1995, from $236,865,000 for the first six months of 1994, due to several factors. This increase is the result of acquisitions, as well as the impact of favorable portfolio performance achieved by UAM's affiliated firms partially offset by the effect of net client cash outflows. The revenues of Suffolk Capital Management and JMB Institutional Realty acquired July 14, 1994 and December 2, 1994, respectively, have been included in the first six months of 1995. In addition, the revenues of Provident Investment Counsel and Pilgrim Baxter and Associates, acquired February 15, 1995 and April 28, 1995, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 32% from $152,926,000 to $201,534,000 primarily reflecting the acquisitions described in the preceding paragraph and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 65% to $43,862,000 from $26,649,000 as a result of the acquisitions discussed above.

     Interest expense, net increased to $19,336,000 from $5,495,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 11% to $56,594,000 from $51,165,000, reflecting the net result of the circumstances discussed above. The Company's estimated annual effective tax rate approximates 43% for both the six months ended June 30, 1995 and 1994.

     Net income increased 11% to $32,374,000 from $29,198,000 again reflecting the net result of the circumstances described above. Fully diluted earnings per share increased 5% to $1.04 from $0.99, reflecting the higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the Company's higher common stock price, the issuance of shares of common stock, and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $1.34 from $0.90 primarily as a result of the acquisitions described above.

                        THREE MONTHS ENDED JUNE 30, 1995
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1994


     Revenues increased 48% to $170,987,000 for the three months ended June 30, 1995, from $115,525,000 for the second quarter of 1994 due to several factors. The revenues of Suffolk Capital management, JMB Institutional Realty and Provident Investment Counsel acquired July 14, 1994, December 2, 1994, and February 15, 1995, respectively, have been included in the three months ended June 30, 1995. In addition, the revenues of Pilgrim Baxter and Associates, acquired April 28, 1995, have been included since its acquisition date. The portfolio performance achieved by UAM's affiliated firms, partially offset by the effect of net client cash outflows, added to assets under management and thus higher revenues.

     Compensation and related expenses together with other operating expenses increased 43% to $106,469,000 from $74,292,000 primarily reflecting the activity described above and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 79% to $23,794,000 from $13,308,000 as a result of the acquisitions discussed above.

     Interest expense, net increased to $11,017,000 from $2,608,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 17% to $29,317,000 from $25,017,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate approximates 43% for both the three months ended June 30, 1995 and 1994.

     Net income increased 17% to $16,769,000 from $14,294,000 again reflecting the net result of the circumstances described above. Fully diluted earnings per share increased 8% to $0.53 for the second quarter of 1995 from $0.49 in the second quarter of 1994, reflecting the higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the Company's higher common stock price, the issuance of shares of common stock, and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per share basis increased to $0.70 from $0.45 primarily as a result of the acquisitions described above.

                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $79,756,000 and $42,504,000 in Operating Cash Flow (net income plus amortization and depreciation) for the six and three-month periods ended June 30, 1995, respectively. The primary use of this Operating Cash Flow was to fund the cash portions of acquisitions, to repurchase shares of the Company's common stock and to pay dividends to shareholders. There was $179,500,000 in borrowings outstanding under the Company's $500,000,000 revolving credit facility at June 30, 1995.

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