Form 10-Q
period 1995-09-30
UNITED ASSET MANAGEMENT CORP
filed 1995-11-09
CIK 796370

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                    FORM 10-Q


               (MARK ONE)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE PERIOD ENDED SEPTEMBER 30, 1995 OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    /x/ Yes  / / No

     The number of shares of common stock outstanding as of October 25, 1995 was 30,329,384.





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit  2    -  Not Applicable
               Exhibit  4    -  Not Applicable
               Exhibit 10.1  -  Note Purchase Agreement dated as of August 1,
                                1995
               Exhibit 10.2  -  First Amendment and Consent dated as of August
                                1, 1995 to the Second Amended and Restated
                                Credit Agreement dated as of November 18, 1994
               Exhibit 11    -  Calculation of Earnings Per Share (F-8)
               Exhibit 15    -  Not Applicable
               Exhibit 18    -  Not Applicable
               Exhibit 19    -  Not Applicable
               Exhibit 20    -  Not Applicable
               Exhibit 23    -  Not Applicable
               Exhibit 24    -  Not Applicable
               Exhibit 25    -  Not Applicable
               Exhibit 28    -  Not Applicable

          (b) There have been no reports on Form 8-K filed by the Company for the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED ASSET MANAGEMENT CORPORATION


   November 8, 1995                    /s/ William H. Park
----------------------                 ---------------------------------
(Date)                                 William H. Park
                                       Executive Vice President and
                                          Chief Financial Officer

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                              September 30,                 September 30,
                                      ---------------------------     ---------------------------
                                          1995          1994             1995            1994
-------------------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . .  $175,861,000   $118,922,000     $497,950,000   $355,787,000

Operating expenses:
  Compensation and related
   expenses. . . . . . . . . . . . .    84,445,000     57,910,000      236,177,000    172,053,000
  Amortization of cost assigned
   to contracts acquired . . . . . .    24,570,000     13,551,000       68,432,000     40,200,000
  Other operating expenses . . . . .    25,783,000     18,806,000       75,585,000     57,589,000
                                      ------------   ------------     ------------   ------------
                                       134,798,000     90,267,000      380,194,000    269,842,000
                                      ------------   ------------     ------------   ------------
Operating income . . . . . . . . . .    41,063,000     28,655,000      117,756,000     85,945,000
                                      ------------   ------------     ------------   ------------

Non-operating expenses:
  Interest expense, net. . . . . . .    11,811,000      2,599,000       31,147,000      8,094,000
  Other amortization . . . . . . . .       449,000        304,000        1,212,000        934,000
                                      ------------   ------------     ------------   ------------
                                        12,260,000      2,903,000       32,359,000      9,028,000
                                      ------------   ------------     ------------   ------------
Income before income tax expense . .    28,803,000     25,752,000       85,397,000     76,917,000
Income tax expense . . . . . . . . .    12,328,000     10,996,000       36,548,000     32,963,000
                                      ------------   ------------     ------------   ------------
Net income . . . . . . . . . . . . .  $ 16,475,000   $ 14,756,000     $ 48,849,000   $ 43,954,000
                                      ------------   ------------     ------------   ------------
                                      ------------   ------------     ------------   ------------

Earnings per share:
  Primary earnings per share . . . .          $.53           $.50            $1.57          $1.49
  Fully diluted earnings per
   share . . . . . . . . . . . . . .          $.53           $.50            $1.56          $1.48

Dividends per share. . . . . . . . .          $.30           $.26            $ .86          $ .74




See Notes to Condensed Consolidated Financial Statements.

                  UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET


                                            September 30,         December 31,
                                                1995                 1994
                                             (Unaudited)
------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents . . . . . . . . .      $   96,446,000        $ 89,050,000
 Investment advisory fees receivable . . . .         114,377,000          77,292,000
 Other current assets. . . . . . . . . . . .          13,958,000          12,922,000
                                                  --------------        ------------
Total current assets . . . . . . . . . . . .         224,781,000         179,264,000

Fixed assets, net. . . . . . . . . . . . . .          25,598,000          19,351,000
Cost assigned to contracts acquired, net . .       1,051,854,000         656,130,000
Other assets . . . . . . . . . . . . . . . .          63,322,000          60,882,000
                                                  --------------        ------------
Total assets . . . . . . . . . . . . . . . .      $1,365,555,000        $915,627,000
                                                  --------------        ------------
                                                  --------------        ------------

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses . . .      $   83,604,000        $ 65,032,000
 Accrued compensation. . . . . . . . . . . .          70,254,000          48,048,000
 Current portion of notes payable. . . . . .           1,741,000           1,009,000
                                                  --------------        ------------
Total current liabilities. . . . . . . . . .         155,599,000         114,089,000

Senior notes payable . . . . . . . . . . . .         158,500,000         172,000,000
Subordinated notes payable . . . . . . . . .         515,716,000         192,330,000
Deferred income taxes. . . . . . . . . . . .          42,722,000          37,367,000
                                                  --------------        ------------
Total liabilities. . . . . . . . . . . . . .         872,537,000         515,786,000
                                                  --------------        ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01 per share. . .             308,000             283,000
 Capital in excess of par value. . . . . . .         341,673,000         255,162,000
 Retained earnings . . . . . . . . . . . . .         167,401,000         150,951,000
                                                  --------------        ------------
                                                     509,382,000         406,396,000
 Less treasury shares at cost. . . . . . . .         (16,364,000)         (6,555,000)
                                                  --------------        ------------
Total stockholders' equity . . . . . . . . .         493,018,000         399,841,000
                                                  --------------        ------------
Total liabilities and stockholders'
 equity. . . . . . . . . . . . . . . . . . .      $1,365,555,000        $915,627,000
                                                  --------------        ------------
                                                  --------------        ------------




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                          ---------------------------    ----------------------------
                                              1995           1994            1995            1994
-----------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income . . . . . . . . . . . .      $ 16,475,000   $ 14,756,000     $ 48,849,000   $ 43,954,000
  Adjustments to reconcile net
    income to net cash flow
    from operating activities:
    Amortization of cost assigned
      to contracts acquired. . . . .        24,570,000     13,551,000       68,432,000     40,200,000
    Depreciation . . . . . . . . . .         1,671,000      1,165,000        4,428,000      3,218,000
    Other amortization . . . . . . .           449,000        304,000        1,212,000        934,000
                                          ------------   ------------    -------------   ------------
  Net income plus amortization and
    depreciation . . . . . . . . . .        43,165,000     29,776,000      122,921,000     88,306,000
  Changes in assets and liabilities:
    (Increase) decrease  in
      investment advisory fees
      receivable . . . . . . . . . .        (8,168,000)    (1,518,000)     (36,984,000)     1,605,000
    (Increase) decrease in other
      current assets . . . . . . . .          (369,000)       391,000       (1,031,000)    (1,456,000)
    Increase (decrease) in
      accounts payable and
      accrued expenses . . . . . . .         8,254,000     (1,231,000)      18,567,000     (5,535,000)
    Increase in accrued
      compensation . . . . . . . . .        16,083,000      2,139,000       22,171,000     21,907,000
    Increase in deferred income
      taxes. . . . . . . . . . . . .           797,000      1,702,000        5,355,000      2,202,000
                                          ------------   ------------    -------------   ------------
Net cash flow from operating
   activities. . . . . . . . . . . .        59,762,000     31,259,000      130,999,000    107,029,000
                                          ------------   ------------    -------------   ------------
Cash flow used in investing
  activities:
  Cash additions to cost assigned
    to contracts acquired. . . . . .          (201,000)   (14,408,000)     (40,862,000)   (23,950,000)
  Change in other assets . . . . . .        (3,347,000)    (1,280,000)     (13,926,000)    (6,900,000)
                                          ------------   ------------    -------------   ------------

Net cash flow used in investing
  activities . . . . . . . . . . . .        (3,548,000)   (15,688,000)     (54,788,000)   (30,850,000)
                                          ------------   ------------    -------------   ------------

Cash flow from (used in) financing
  activities:
  Purchase of treasury shares. . . .       (12,088,000)    (2,697,000)     (31,894,000)   (13,397,000)
  Reductions in long-term debt, net.       (22,343,000)   (14,769,000)     (19,702,000)   (40,374,000)
  Issuance or reissuance of equity
    securities . . . . . . . . . . .         2,128,000      1,456,000        8,837,000      7,448,000
  Dividends declared . . . . . . . .        (9,178,000)    (7,307,000)     (26,302,000)   (20,819,000)
                                          ------------   ------------    -------------   ------------
Net cash flow used in financing
  activities . . . . . . . . . . . .       (41,481,000)   (23,317,000)     (69,061,000)   (67,142,000)
                                          ------------   ------------    -------------   ------------

Effect of foreign exchange rate
  changes on cash flow . . . . . . .          (266,000)       478,000          246,000      1,717,000

Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .        14,467,000     (7,268,000)       7,396,000     10,754,000
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . .        81,979,000     80,829,000       89,050,000     62,807,000
                                          ------------   ------------    -------------   ------------
Cash and cash equivalents at end of
  period . . . . . . . . . . . . . .      $ 96,446,000   $ 73,561,000     $ 96,446,000   $ 73,561,000
                                          ------------   ------------    -------------   ------------
                                          ------------   ------------    -------------   ------------




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


Note 1

          In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1995 and their results of operations and cash flows for the three and nine-month periods ended September 30, 1995 and 1994. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2

          Accumulated depreciation of fixed assets was $32,201,000 and $27,773,000 at September 30, 1995 and December 31, 1994, respectively. The accumulated amortization of cost assigned to contracts acquired was $340,876,000 and $272,444,000 at September 30, 1995 and December 31, 1994,
respectively.

Note 3

          The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended September 30, 1995, the Company repurchased 315,800 shares of its common stock at a cost of $12,088,000. For the nine months ended September 30, 1995, common stock repurchases totaled 850,800 shares at a cost of $31,894,000. During the three and nine-month periods ended September 30, 1995, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                   Three Months        Nine Months
                                       Ended               Ended
                                September 30, 1995  September 30, 1995
                                ------------------  ------------------
 Subordinated notes extinguished    $6,025,000         $23,636,000
 Cash proceeds received             $2,024,000          $7,732,000
 Shares issued                               -             659,426
 Treasury shares reissued              265,778             601,924



As of September 30, 1995, the Company held 438,602 treasury shares.

     As of September 30, 1995, 5,627,000 warrants and 3,635,000 stock options were outstanding at average exercise prices of $38.98 and $30.35, respectively.

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

     During the third quarter of 1995, UAM experienced a net increase in assets under management of $5.7 billion to a total of $139.2 billion as of September 30, 1995. Investment performance added $8.5 billion. This increase was partially offset by negative net client cash flow of $2.8 billion.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 77% of the Company's total assets as of September 30, 1995. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 18% of the Company's operating expenses for both the three and nine-month periods ended September 30, 1995. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

     Although the contracts acquired are typically terminable on 30 days notice, analyses conducted by independent consultants retained by UAM to assist the Company in allocating the purchase price among the assets acquired and the experience of UAM's firms to date have indicated that: 1) contracts are usually relatively long-lived; 2) the duration of contracts can be reasonably estimated; and 3) the value of the cost assigned to contracts acquired can be estimated based on the present value of their projected income stream.

     The cost assigned to contracts acquired is amortized on a straight-line basis over the estimated weighted average useful life of the contracts of individual firms acquired. These lives are estimated through statistical analyses of historical patterns of terminations and the size and age of the contracts acquired as of the acquisition date.

     When actual terminations differ from the statistical patterns developed, or upon the occurrence of certain other events, the Company updates the lifing analyses discussed above. If the update indicates that any of the estimates of the average remaining lives should be shortened, the remaining cost assigned to contracts acquired will be amortized over the shorter life commencing in the year in which the new estimate is determined. There has been no material effect on the Company's financial position or results of operations as a result of these updates.

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

     For purposes of this discussion, Operating Cash Flow is defined as net income plus amortization and depreciation, as reflected in the Company's Condensed Consolidated Statement of Cash Flows. Management uses Operating Cash Flow not to the exclusion of net income, but rather as an additional important measure of the Company's performance.

                       UNITED ASSET MANAGEMENT CORPORATION

                                OPERATING RESULTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                       -----------------------------------
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                      ------------------------------------

     Revenues increased 40% to $497,950,000 for the nine months ended
September 30, 1995, from $355,787,000 for the first nine months of 1994, due to several factors. This increase is the result of acquisitions, as well as the impact of favorable portfolio performance achieved by UAM's affiliated firms partially offset by the effect of net client cash outflows. The revenues of Suffolk Capital Management, Inc. and JMB Institutional Realty acquired July 14, 1994 and December 2, 1994, respectively, have been included in the first nine months of 1995. In addition, the revenues of Provident Investment Counsel and Pilgrim Baxter & Associates, acquired February 15, 1995 and April 28, 1995, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 36% to $311,762,000 from $229,642,000 primarily reflecting the acquisitions described in the preceding paragraph and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 70% to $68,432,000 from $40,200,000 as a result of the acquisitions discussed above.

     Interest expense, net increased to $31,147,000 from $8,094,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 11% to $85,397,000 from $76,917,000, reflecting the net result of the circumstances discussed above. The Company's estimated annual effective tax rate approximates 43% for both the nine months ended September 30, 1995 and 1994.

     Net income increased 11% to $48,849,000 from $43,954,000 reflecting the factors described above. Fully diluted earnings per share increased 5% to $1.56 from $1.48, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $2.06 from $1.35 primarily as a result of the acquisitions described above.

                      THREE MONTHS ENDED SEPTEMBER 30, 1995
                      -------------------------------------
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1994
                     --------------------------------------

     Revenues increased 48% to $175,861,000 for the three months ended
September 30, 1995, from $118,922,000 for the third quarter of 1994 due to several factors. The revenues of Suffolk Capital Management, Inc., JMB Institutional Realty, Provident Investment Counsel and Pilgrim Baxter & Associates acquired July 14, 1994, December 2, 1994, February 15, 1995 and April 28, 1995, respectively, have been included for the full three months ended September 30, 1995. The portfolio performance achieved by UAM's affiliated firms, partially offset by the effect of net client cash outflows, added to assets under management and thus higher revenues.

     Compensation and related expenses together with other operating expenses increased 44% to $110,228,000 from $76,716,000 primarily reflecting the activity described above and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 81% to $24,570,000 from $13,551,000 as a result of the acquisitions discussed above.

     Interest expense, net increased to $11,811,000 from $2,599,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 12% to $28,803,000 from $25,752,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate approximates 43% for both the three months ended September 30, 1995 and 1994.

     Net income increased 12% to $16,475,000 from $14,756,000 reflecting the factors described above. Fully diluted earnings per share increased 6% to $.53 for the third quarter of 1995 from $.50 in the third quarter of 1994, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $.73 from $.46 primarily as a result of the acquisitions described above.


                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY
                  --------------------------------------------
     The Company generated $122,921,000 and $43,165,000 in Operating Cash Flow (net income plus amortization and depreciation) for the nine and three-month periods ended September 30, 1995, respectively. The primary use of this Operating Cash Flow was to fund the cash portions of acquisitions, to repurchase shares of the Company's common stock and to pay dividends to shareholders. There was $8,500,000 in borrowings outstanding under the Company's $400,000,000 Revolving Credit Facility (the Credit Agreement) at September 30, 1995.

     The Company completed a $150,000,000 private offering of senior secured notes with a group of twelve insurance companies effective August 25, 1995. The notes bear interest at a 7.12% fixed rate and mature in accordance with a scheduled payment plan beginning in the year 2000 and ending in the year 2005. The proceeds from the issuance of the notes were used to repay outstanding debt borrowed under the Credit Agreement. In conjunction with the private offering, the Company reduced the total commitment available under the Credit Agreement from $500,000,000 to $400,000,000. Including the $150,000,000
private offering, the Company's committed senior borrowing capacity has increased from $500,000,000 to $550,000,000.

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

                       UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11
                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 ------------------           -------------------
                                                                 1995          1994           1995           1994
                                                                 ----          ----           ----           ----
Common and common equivalent shares:
   Net income. . . . . . . . . . . . . . . . . . . . . . . .    $16,475       $14,756        $48,849        $43,954
   Adjustments thereto (1) . . . . . . . . . . . . . . . . .      1,454             -          3,336              -
                                                                -------       -------        -------        -------
   Adjusted net income . . . . . . . . . . . . . . . . . . .    $17,929       $14,756        $52,185        $43,954
                                                                -------       -------        -------        -------
                                                                -------       -------        -------        -------


   Average shares outstanding. . . . . . . . . . . . . . . .     30,330        28,060         30,204         28,082
   Adjustments thereto (2) . . . . . . . . . . . . . . . . .      3,379         1,494          2,939          1,516
                                                                -------       -------        -------        -------
   Shares used in computation. . . . . . . . . . . . . . . .     33,709        29,554         33,143         29,598
                                                                -------       -------        -------        -------
                                                                -------       -------        -------        -------

Per Share. . . . . . . . . . . . . . . . . . . . . . . . . .    $   .53       $   .50        $  1.56        $  1.48
                                                                -------       -------        -------        -------
                                                                -------       -------        -------        -------
Common shares -- assuming full dilution:

   Net income. . . . . . . . . . . . . . . . . . . . . . . .    $16,475       $14,756        $48,849        $43,954
   Adjustments thereto (1) . . . . . . . . . . . . . . . . .      1,343             -          2,787              -
                                                                -------       -------        -------        -------
   Adjusted net income . . . . . . . . . . . . . . . . . . .    $17,818       $14,756        $51,636        $43,954
                                                                -------       -------        -------        -------
                                                                -------       -------        -------        -------


   Average shares outstanding. . . . . . . . . . . . . . . .     30,330        28,060         30,204         28,082
   Adjustments thereto (2) . . . . . . . . . . . . . . . . .      3,379         1,572          2,939          1,647
                                                                -------       -------        -------        -------
   Shares used in computation. . . . . . . . . . . . . . . .     33,709        29,632         33,143         29,729
                                                                -------       -------        -------        -------
                                                                -------       -------        -------        -------

Per Share. . . . . . . . . . . . . . . . . . . . . . . . . .    $   .53       $   .50        $  1.56        $  1.48
                                                                -------       -------        -------        -------
                                                                -------       -------        -------        -------


------------------------
(1) The proceeds from the exercise of stock options and warrants in accordance with the modified treasury stock method are first used to buy back up to 20% of the Company's common stock at the average price for the period in the primary calculation and at the higher of the average or closing price in the fully diluted calculation. Any remaining proceeds are used to retire debt, and this adjusts income for interest assumed to be saved net of income tax from the use of such proceeds.

(2) Adjusts shares for stock options and warrants under the modified treasury stock method and contingently issuable shares based on the probability of issuance, after adjusting for the stock assumed repurchased in accordance with (1) above.