Form 10-K
period 1995-12-31
UNITED ASSET MANAGEMENT CORP
filed 1996-03-29
CIK 796370

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
          (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM                TO

          Commission File Number 1-9215

                     --------------------------------------

                       UNITED ASSET MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   04-2714625
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

     ONE INTERNATIONAL PLACE
     BOSTON, MASSACHUSETTS                               02110
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (617) 330-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                            ON WHICH REGISTERED
     -------------------                          -----------------------
        Common Stock
      ($.01 par value)                            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X   Yes         No
                                            -----       -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by stockholders who are not directors or executive officers of the registrant was approximately
$1.2 billion based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 4, 1996.

     The number of shares of common stock, par value $.01, outstanding as of March 4, 1996 was 30,355,892.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV, respectively, of this report on Form 10-K is incorporated by reference from certain portions of
(a) the Annual Report to Shareholders of the registrant for the year ended December 31, 1995, and (b) the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to shareholders in connection with the Annual Meeting of Stockholders to be held on May 16, 1996. Such Report and Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

     GENERAL

     United Asset Management Corporation ("UAM" or the "Company") is a holding company organized in December, 1980 to acquire and own firms that provide investment advisory services primarily for institutional clients. The Company's 45 wholly owned subsidiaries (the "Affiliated Firms" or the "Firms") operate in one business segment, that is, as investment advisers, managing both domestic and international investment portfolios for corporate, government and union pension funds, endowments and foundations, mutual funds and individuals. UAM intends to continue expanding through the internal growth of its present Affiliated Firms and through the acquisition or organization of additional firms in the future (see "Affiliated Firms"). In addition, UAM plans to continue to diversify, both domestically and internationally, with respect to both the classes of assets managed for institutional investors and client base.

     While UAM's Affiliated Firms primarily specialize in the management of U.S. equities, bonds and cash, other asset classes under management have grown significantly over recent years to include real estate, international securities and stable value assets.

     Advisory fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide the substantial portion of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1995, no single client of any Affiliated Firm provided more than 2% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

     Each Affiliated Firm operates under its own name, with its own investment philosophy and approach. Each conducts its own investment analysis, portfolio selection, marketing and client service. During any given period, investment results may vary among Firms. Client fees are set by each Firm based on its own judgment concerning the market for the services it renders. Each Firm is separately regulated under applicable federal, state or foreign law.

     In addition to the Firms' individual efforts, UAM has established several distribution and client service organizations which are avaialable to the Affiliated Firms to supplement the investment management services being provided by them. This is described more fully under "Method of Operation."

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

     In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 1996 Directory $3.7 trillion in assets under management in accounts of employee benefit plans, foundations and endowments within the United States as of mid-1995, which represents an average compound five-year annual growth rate of 8.4% over the corresponding figure as of mid-1990. The largest institutional segment of assets under management has been employee benefit plan assets. The 1996 Directory reported $3.5 trillion of employee benefit plan assets under management as of mid-1995, which represents an average compound five-year annual growth rate of 8.5% over the corresponding figure as of mid-1990.

     The employee benefit plan market includes two principal sectors: defined benefit and defined contribution plans. The majority of U.S. retirement plan assets are in defined benefit plans, which assure workers of a particular level of pension benefits when they retire. The Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986 (the "Code") require employers to fund their defined benefit plans sufficiently to generate the benefits they have promised. However, the Code also discourages overfunding of defined benefit plans by employers by limiting tax deductions for contributions to fully funded plans. In management's opinion, high investment returns experienced in the 1980s and thus far in the 1990s has resulted in many defined benefit retirement plans reaching or exceeding their full funding limits based on actuarial calculations; therefore, many corporations ceased to contribute additional cash to the plans. However, if the value of plan assets declines due to market factors, or if sustained periods of low interest rates cause an increase in the actuarial value of plan liabilities, employers will generally be obligated to step up contributions to their defined benefit pension plans. This counter-cyclical funding pattern for defined benefit plans helps to smooth out fluctuations in the growth of plan assets under management by firms that provide investment advisory services to sponsors of defined benefit plans, and therefore, it helps to smooth out fluctuations in the revenues of these investment managers. Under defined contribution plans, on the other hand, employers may contribute to their employees' retirement funds on a tax-advantaged basis, but individual employees often decide how their plan assets will be invested. Defined contribution plans are the fastest growing sector of the employee benefit plan market.

     The number and size of investment management firms which UAM would consider acquiring have grown in the past five years. The 1991 Money Market Directory showed 1,133 investment advisory firms (including branch offices) within the United States managing $2.9 trillion as of mid-1990. The 1996 Directory showed 1,349 such firms (including branch offices) within the United States managing approximately $6.6 trillion of assets as of mid-1995, which represents an average compound five-year annual growth rate of 18.0% over the corresponding assets of mid-1990.

     COMPETITION

     The Affiliated Firms compete with a large number of investment management firms, principally those engaged in the management of institutional accounts. In addition, the Affiliated Firms compete with commercial banks and insurance companies, many of which have substantially greater capital and other resources and some of which offer a wider range of financial services. Furthermore, each of the Affiliated Firms may compete with other Affiliated Firms for clients.

     Management believes that the most important factors affecting competition in the investment management industry are the abilities and reputations of investment managers, differences in the investment performance of investment management firms and the development of new investment strategies, information technologies and client service capabilities, rather than differences in advisory fees.

     Barriers to entry are low, and firms are relatively long-lived in the investment management business. A new investment management firm has low capital requirements. Maintaining the firm requires only the continued involvement of its professional personnel. A major portion of profits may be regularly withdrawn because new capital commitments are limited and rarely necessary.

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

     UAM'S ACQUISITION PROGRAM

     Since its inception, UAM has sought to acquire or to organize institutional investment management firms. Once it has acquired or organized such firms, UAM seeks to preserve their autonomy by allowing their key employees to retain control of investment decisions and manage the day-to-day operations. Where the Affiliated Firm is acquired from its employee-stockholders, the former stockholders receive the added benefits of a more diversified company by virtue of their equity ownership in UAM.

     UAM conducts its own acquisition activities rather than relying primarily upon outside agents to find and develop acquisition candidates for it. UAM's activities include regular mailing and calling programs through which UAM seeks to contact and visit potential acquisition candidates on a regular basis. UAM is willing to use finders to locate suitable candidates and has paid finders' fees on four occasions. Once acquisition negotiations begin, UAM utilizes its own staff and outside legal counsel to negotiate price, terms and the wording of specific documents required. Typically, a definitive purchase agreement is signed, and then each of the clients of the firm to be acquired is contacted by a principal of that firm in order to obtain the client's consent to the assignment of its advisory contract as required by the Investment Advisers Act of 1940. Once sufficient consents have been received, the acquisition is completed. Consent of all of a firm's clients has been obtained in connection with virtually all of UAM's acquisitions to date.

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

     In purchasing investment management firms, UAM has structured the transactions in order to create incentives for the key personnel to remain with their firm after the expiration of their employment agreements. The key employees have entered into employment and non-competition agreements for terms ranging primarily from five to 12 years, which also prohibit the employees from competing with their firm for a substantial period after termination of employment. Most of the key employees of the Affiliated Firms were stockholders of such firms prior to their acquisition by UAM. In connection with the purchases, the former stockholders and/or key employees have typically received consideration in the form of cash, subordinated notes and warrants to purchase UAM common stock, or UAM common stock. The subordinated notes, which may be used to exercise the warrants, generally have terms between five and ten years. The key employees of each Affiliated Firm also participate directly, through a revenue sharing arrangement, in revenues of their firm and meet the firm's expenses from their share of these revenues, as described more fully under "Revenue Sharing."

     UAM has over the past several years identified a substantial number of institutional investment management firms both domestically and internationally which it believes may be candidates for future acquisition on the basis of an evaluation of their personnel, investment approach, client base, revenues and profitability.

     To fund acquisitions, the Company utilizes its existing capital, together with Operating Cash Flow (net income plus amortization and depreciation) and borrowings available under the $400,000,000 Reducing Revolving Credit Agreement (as more fully described in Note 3 to the Consolidated Financial Statements, see Items 8 and 14). Such borrowings are secured by the stock of the Company's subsidiaries. Subsequent to December 31, 1995, the Company is extending and expanding its Credit Agreement into a five year, $500,000,000 revolving facility.

     METHOD OF OPERATION

UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm may continue to provide investment management services which are intended to meet the particular needs of each Firm's clients. UAM provides assistance to the Affiliated Firms in connection with the preparation of separate company financial statements, tax matters, insurance and maintenance of a company-wide profit sharing retirement plan. In addition, UAM has an operations group composed of senior officers of the Company which is responsible for establishing new marketing and service organizations, creating growth incentives and encouraging the undertaking of new projects and programs by the Affiliated Firms. Upon request, the Operations Group is also available to assist Affiliated Firms in planning for future growth and management development, particularly with respect to succession planning. The Company also sponsors several seminars and meetings for executives from each of the Affiliated Firms and from UAM which serve as forums for sharing business information.

     UAM seeks to assist the Affiliated Firms in their marketing activities by providing resources and support for developing new products and reaching new markets. As a part of these efforts, UAM organized UAM Funds, Inc. previously named The Regis Fund, Inc., a series mutual fund in which Affiliated Firms may open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1995, 17 of the Affiliated Firms had opened, in the aggregate, 36 UAM Fund portfolios, and such portfolios held assets totaling $2.1 billion.

     In 1993, UAM established Regis Retirement Plan Services in response to the growth in the defined contribution plan sector of the market by offering bundled products, including investment management capabilities through the UAM Fund portfolios managed by the Affiliated Firms, as well as employee education, recordkeeping and trustee services to the sponsors of these plans.

     In 1994, UAM established United Asset Management (Japan), Inc. to offer and service products managed by the Affiliated Firms to Japanese investors. This affiliate is a single entity delivering service locally in Japan, but it represents the great breadth of expertise available in all of UAM's Affiliated Firms. It is currently registered in Japan as a non-discretionary adviser, and is preparing to apply for a license to offer discretionary investment services to Japanese institutional investors.

     In 1995, UAM established two additional marketing and service organizations. UAM Investment Services, Inc. was organized to provide multi-product and global capabilities to large defined benefit plans and other major institutional investors such as insurance companies, as well as to financial planners. This new unit does not replace but supplements the marketing and client service activities of the Affiliated Firms and participation in it is voluntary on the part of each firm. It will provide a single convenient channel through which clients both domestically and abroad, can utilize the many investment products offered by the affiliated firms. In addition, UAM Fund Services, Inc. was formed to oversee the numerous service providers currently being used by some of UAM's Firms to support their funds that are part of UAM Funds, Inc. or their own separate family of funds.

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

     REVENUE SHARING

     UAM operates with the Affiliated Firms under "revenue sharing" agreements. The agreements permit each Firm to retain a specified percentage of its revenues (typically 50-70%) for use by its principals at their discretion in paying expenses of operations, including salaries and bonuses. The purposes of the agreements are to provide significant ongoing incentives for the principals of the Affiliated Firms to continue working as they did prior to the sale of their firm to UAM and to allow UAM to participate in the growth of revenues of each Affiliated Firm. The agreements are designed to allow each Firm's principals to participate in that Firm's growth in a substantial manner and to make operating decisions freely within the limits of that portion of the Firm's revenues which is retained under the Firm's control. In effect, the portion of its revenues retained by each Firm that is not used to pay salaries and other operating expenses is available for payment to the principals and other key employees of such Firm in the form of bonuses. Thus, the portion of Affiliated Firm revenues retained by the Firms and used to pay salaries, fund operating expenses and bonuses is included in the Company's Consolidated Statement of Income.

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

     In addition to revenue sharing with its Affiliated Firms, UAM has designed several incentive programs to reward business growth, client retention, investment performance and managerial development. Incentives awarded pursuant to these programs are paid in the form of cash, stock options, incentive growth shares or some combination thereof.

     AFFILIATED FIRMS

     Each of the Affiliated Firms conducts its own marketing, client relations, research, portfolio management and administrative functions. Each Firm sets its own investment advisory fees and manages its business independently on a day-to-day basis.

     The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from Firm to Firm. As a consequence, more than one Affiliated Firm may be retained by a single client since many clients employ multiple investment advisers. The strategies employed and securities selected by Affiliated Firms are separately chosen by each of them, with the result that any one Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $13.3 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research, acquisition and disposition, financing and asset and property management. In addition, another Affiliated Firm, with $7.4 billion of assets under management at year end, manages stable value asset portfolios such as guaranteed investment contracts ("GICs") and synthetic GICs.

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

     On December 31, 1995, UAM's 45 Affiliated Firms had 6,040 clients with $142.1 billion of assets under management for an average account size of $23.5 million. On a fee basis, the 20 largest clients represented 10% of total revenues and the 100 largest clients represented 21%. On an asset basis, the 20 largest clients represented 16% of the total assets under management and the 100 largest clients represented 34%. The client list includes many of the largest corporate, government, charitable and union funds in the U.S. and abroad along with the funds of several mutual fund organizations, many individuals and a number of professional groups. Additional information regarding the number of clients and types and amounts of assets under management is found in the table on page 38 of the Company's 1995 Annual Report to Shareholders (the "Annual Report"), which table is incorporated herein by reference.

The following table summarizes UAM's asset mix:


                                           Assets Under Management at December 31,
(in $ millions)                         1993                1994                1995
                                  ----------------    ----------------    ----------------
U.S. Equities                       $ 57,305   57%      $ 52,546   50%      $ 84,465   59%

U.S. Bonds and Cash                   23,116   23         20,530   20         25,130   18

Real Estate                            8,858    9         13,389   13         14,227   10

International Securities              10,805   11         10,587   10         10,897    8

Stable Value                               -    -          6,994    7          7,405    5
                                    --------  ---       --------  ---       --------  ---
                                    $100,084  100%      $104,046  100%      $142,124  100%
                                    --------  ---       --------  ---       --------  ---
                                    --------  ---       --------  ---       --------  ---

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

     REGULATION

     UAM's domestic investment advisory subsidiaries are registered with and subject to regulation by the Securities and Exchange Commission
(the "SEC") under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company's foreign investment advisory affiliates are members of or subject to certain self-regulatory bodies or other regulatory agencies. The Company's brokerage subsidiaries are registered as broker-dealers with the SEC under the Securities Exchange Act of 1934 and, where applicable, under state securities laws, and are regulated by the SEC, state securities administrators and the National Association of Securities Dealers, Inc. Three Affiliated Firms are regulated by the Commodities Futures Trading Commission, and two own trust companies which are subject to regulation by the Office of Comptroller of the Currency or applicable state law.

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

     UAM's Affiliated Firms as of December 31, 1995 are listed below in the order in which they were acquired or organized.


                                                         Principal                Acquired
Affiliated Firm                                          Location               or Organized
---------------                                          --------               ------------
Nelson, Benson & Zellmer, Inc.                         Denver, CO               August, 1983
Chicago Asset Management Company                       Chicago, IL              October, 1983
Hamilton, Allen & Associates, Inc.                     Atlanta, GA              February, 1984
Hellman, Jordan Management Company, Inc.               Boston, MA               August, 1984
Thompson, Siegel & Walmsley, Inc.                      Richmond, VA             December, 1984
Sterling Capital Management Company                    Charlotte, NC            December, 1984
Analytic Investment Management, Inc.(1)                Irvine, CA               May, 1985
Northern Capital Management, Inc.                      Madison, WI              January, 1986
Cooke & Bieler, Inc.                                   Philadelphia, PA         February, 1986
Olympic Capital Management, Inc.                       Seattle, WA              June, 1986
Fiduciary Management Associates, Inc.                  Chicago, IL              June, 1986
Investment Counselors of Maryland, Inc.                Baltimore, MD            December, 1986
Hagler, Mastrovita & Hewitt, Inc.                      Boston, MA               December, 1986
Rothschild/Pell, Rudman & Co., Inc.                    Baltimore, MD            December, 1986
Rice, Hall, James & Associates                         San Diego, CA            May, 1987
C.S. McKee & Company, Inc.                             Pittsburgh, PA           August, 1987
Hanson Investment Management Company                   San Rafael, CA           August, 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.              Dallas, TX               January, 1988
Sirach Capital Management, Inc.                        Seattle, WA              January, 1989
Dewey Square Investors Corporation                     Boston, MA               May, 1989
The Campbell Group, Inc.                               Portland, OR             May, 1989
Cambiar Investors, Inc.                                Englewood, CO            August, 1990
Newbold's Asset Management, Inc.                       Bryn Mawr, PA            September, 1990
First Pacific Advisors, Inc.                           Los Angeles, CA          June, 1991
Spectrum Asset Management, Inc.                        Stamford, CT             November, 1991
Acadian Asset Management, Inc.                         Boston, MA               February, 1992
Alpha Global Fixed Income Managers                     London, England          March, 1992
The L&B Group                                          Dallas, TX               June, 1992
NWQ Investment Management Company                      Los Angeles, CA          October, 1992
Tom Johnson Investment Management, Inc.                Oklahoma City, OK        December, 1992
Regis Retirement Plan Services                         New York, NY             February, 1993
Pell, Rudman & Co., Inc.                               Boston, MA               March, 1993
Ki Pacific Asset Management                            London, England          June, 1993
Heitman Financial Ltd.                                 Chicago, IL              August, 1993
Murray Johnstone Limited                               Glasgow, Scotland        November, 1993
GSB Investment Management, Inc.                        Fort Worth, TX           December, 1993
Dwight Asset Management Company                        Burlington, VT           January, 1994
Investment Research Company                            Chicago, IL              February, 1994
Suffolk Capital Management, Inc.                       New York, NY             July, 1994
United Asset Management (Japan), Inc.                  Tokyo, Japan             October, 1994
UAM Investment Services, Inc.                          Boston, MA               January, 1995
Provident Investment Counsel                           Pasadena, CA             February, 1995
Pilgrim Baxter & Associates                            Wayne, PA                April, 1995
Jacobs Asset Management                                Fort Lauderdale, FL      July, 1995
UAM Fund Services, Inc.                                Boston, MA               October, 1995


(1) Name was changed from Analytic Investment Management, Inc. to Analytic-TSA Global Asset Management, Inc., on January 31, 1996, upon the acquisition of TSA Capital Management, Inc.

     EMPLOYEES

     The UAM holding company has 51 employees, seven of whom are executive officers of UAM (see Item 10, Directors and Executive Officers). Each Affiliated Firm employs its own investment advisory, marketing and client service, administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with various regulatory agencies (see "Affiliated Firms" and "Regulation" on pages 7 and 8, respectively). At December 31, 1995, the Company as a whole employed 2,171 persons. These numbers exclude 1,783 individuals who are employed by the property management subsidiaries of The L&B Group and Heitman Financial Ltd. and whose total compensation is billed directly to clients of these affiliates.

ITEM 2.   PROPERTY

     UAM's only offices are its executive offices in Boston, Massachusetts, which occupy approximately 17,000 square feet under a lease which expires in 1997. Affiliated Firms are likewise lessees of their respective offices under leases which expire at various dates.

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1995, there were 447 shareholders of record. As of March 4, 1996, there were 471 shareholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 57 of the Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the "Eleven Year Review" appearing on pages 42 and 43 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis" appearing on pages 39 through 41 of the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" on page 57 of the Annual Report, "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" appearing on pages 44 through 55 of the Annual Report and the "Report of Independent Accountants" on page 56 of the Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors-Nominees for Election as Directors" and "Executive Compensation-Executive Officers" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation-Summary Compensation Table," "Executive Compensation-Option Grants in 1995," "Executive Compensation-Aggregated Option Exercises in 1995 and Option Values at December 31, 1995" and "Election of Directors-Directors' Fees" included in the Proxy Statement.

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

     The following consolidated financial statements of United Asset Management Corporation and report of independent accountants, included on pages 44 through 56 of the Annual Report, are incorporated herein by reference as a part of this Form 10-K:

                                                                 Page(s) in the
     Title                                                       Annual Report
     -----                                                       -------------

     Report of Independent Accountants                                56

     Consolidated Balance Sheet as of December 31, 1995
       and 1994                                                       44

     Consolidated Statement of Income for the three years
       ended December 31, 1995                                        45

     Consolidated Statement of Cash Flows for the three
       years ended December 31, 1995                                  46

     Consolidated Statement of Changes in Stockholders'
       Equity for the three years ended December 31, 1995             47

     Notes to Consolidated Financial Statements                       48-55

     2.   Financial Statement Schedule

     The following consolidated financial statement schedule and report of independent accountants are filed as a part of this Form 10-K and are located on the following pages:

                                                                            Page
                                                                            ----

     Report of Independent Accountants on Financial                          F-1
       Statement Schedule


     Schedule VIII       Valuation and Qualifying Accounts for               F-3
                         the three years ended December 31, 1995

     All other schedules have been omitted since they are not required, not applicable or the information is contained in the Financial Statements or Notes thereto.

     3.   Exhibits

     Exhibit
     Number         Title
     ------         -----

(1)    3.1          Restated Certificate of Incorporation of the Registrant.

(1)    3.2          By-Laws of the Registrant.

(2)    4.1          Specimen Certificate of Common Stock,
                    $.01 par value, of the Registrant.

(3)    4.2          Agreement to furnish copies of subordinated debt instruments to the Commission.

       9.0          Not Applicable

(4)   10.1          Acquisition Agreement by and among United Asset Management
                    Corporation, Heitman Financial Ltd., JMB Institutional
                    Realty Corporation, JMB Realty Corporation and Certain
                    Affiliates of JMB Institutional Realty Corporation and JMB
                    Realty Corporation dated as of October 18, 1994.

(4)   10.2          Acquisition Agreement by and among United Asset Management
                    Corporation, Provident Investment Counsel, PIC Newco, Inc.
                    and the Stockholders of Provident Investment Counsel dated as of November 10, 1994.

(1)   10.3          Second Amended and Restated Reducing Credit Agreement dated as of November 18, 1994, among United Asset Management
                    Corporation, the banks parties thereto, Morgan Guaranty
                    Trust Company of New York, as Agent, and The First National
                    Bank of Boston, as Collateral Agent.

(5)   10.4          Note Purchase Agreement dated as of August 1, 1995.

(5)   10.5          First Amendment and consent dated as of August 1, 1995 to
                    the Second Amended and Restated Credit Agreement dated as of November 18, 1994.

(6)   10.6          United Asset Management Corporation Profit Sharing and
                    401(k) Plan dated as of May 11, 1989 and amended and restated as of November 26, 1990.

(7)   10.7          Revised First Amendment to United Asset Management
                    Corporation Profit Sharing and 401(k) Plan effective as of
                    January 1, 1992.

(7)   10.8          Second Amendment to United Asset Management Corporation
                    Profit Sharing and 401(k) Plan effective as of January 1,
                    1993.

(1)   10.9          Third Amendment to United Asset Management Corporation
                    Profit Sharing and 401(k) Plan effective as of January 1,
                    1994.

      10.10 Fourth Amendment to United Asset Management Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1995.

(1)   10.11         1994 Stock Option Plan.

(1)   10.12         1994 Eligible Directors Stock Option Plan.

      10.13 United Asset Management Corporation Deferred Compensation Plan effective January 1, 1994.

(8)   10.14         Consulting Agreement between United Asset Management
                    Corporation and David I. Russell dated as of January 1,
                    1993.

      11.1          Calculation of Earnings Per Share.

      12.0          Not Applicable

      13.1          Annual Report to Shareholders for the Year Ended
                    December 31, 1995.

      16.0          Not Applicable

      18.0          Not Applicable

      21.1          Subsidiaries of the Registrant.

      22.0          Not Applicable

      23.1          Consent of Independent Accountants.

      24.0          Not Applicable

      27.0          Financial Data Schedule for the Year Ended
                    December 31, 1995.

      28.0          Not Applicable
          _________________
          (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

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

          (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.

          (6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

          (7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

          (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

     Location of Documents Pertaining to Executive Compensation Plans and
     Arrangements:

     (1)  1994 Stock Option Plan, Exhibit 10.11 to this Form 10-K.

     (2) 1994 Eligible Directors Stock Option Plan, Exhibit 10.12 to this Form 10-K.

     (3) United Asset Management Corporation Deferred Compensation Plan effective January 1, 1994, Exhibit 10.13 to this Form 10-K.

     (4) Consulting Agreement between United Asset Management Corporation and David I. Russell dated as of January 1, 1993 - Form 10-K for fiscal year ended December 31, 1992, Exhibit 10.14 to this Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this report.

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

                                   UNITED ASSET MANAGEMENT CORPORATION
                                   -----------------------------------
                                                          (Registrant)

Date:  March 28, 1996              By   /s/ Norton H. Reamer
                                     ---------------------------------
                                        Norton H. Reamer
                                        President and
                                        Chief Executive Officer

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

/s/ Norton H. Reamer
----------------------------------
        (Norton H. Reamer)                   Director            March 28, 1996

/s/ Richard A. Englander
----------------------------------
        (Richard A. Englander)               Director            March 28, 1996

/s/ Robert J. Greenebaum
----------------------------------
        (Robert J. Greenebaum)               Director            March 28, 1996

/s/ Charles E. Haldeman, Jr.
----------------------------------
        (Charles E. Haldeman, Jr.)           Director            March 28, 1996

/s/ Robert M. Kommerstad
----------------------------------
        (Robert M. Kommerstad)               Director            March 28, 1996

/s/ M. Thomas Lardner
----------------------------------
        (M. Thomas Lardner)                  Director            March 28, 1996

/s/ Jay O. Light
----------------------------------
        (Jay O. Light)                       Director            March 28, 1996

/s/ John F. McNamara
----------------------------------
        (John F. McNamara)                   Director            March 28, 1996

/s/ David I. Russell
----------------------------------
        (David I. Russell)                   Director            March 28, 1996

/s/ Philip Scaturro
----------------------------------
        (Philip Scaturro)                    Director            March 28, 1996

/s/ John A. Shane
----------------------------------
        (John A. Shane)                      Director            March 28, 1996

/s/ Barbara S. Thomas
----------------------------------
        (Barbara S. Thomas)                  Director            March 28, 1996

                                                                    Exhibit 11.1


                       UNITED ASSET MANAGEMENT CORPORATION
                        CALCULATION OF EARNINGS PER SHARE
                    (in thousands, except per-share amounts)


                                               Year Ended December 31,
                                    -----------------------------------------
                                        1995           1994           1993
Common and common equivalent
  shares:

   Net income...................      $67,317        $59,012        $53,287
   Adjustments thereto (1)......        4,790              -              -
                                      -------        -------        -------
   Adjusted net income..........      $72,107        $59,012        $53,287
                                      -------        -------        -------
                                      -------        -------        -------

   Average shares outstanding...       30,200         28,084         25,968
   Adjustments thereto (2)......        3,076          1,441          2,913
                                      -------        -------        -------
Shares used in computation......       33,276         29,525         28,881
                                      -------        -------        -------
                                      -------        -------        -------

Per share.......................      $  2.17        $  2.00        $  1.85
                                      -------        -------        -------
                                      -------        -------        -------

Common shares-assuming full
  dilution:
   Net income...................      $67,317        $59,012        $53,287
   Adjustments thereto (1)......        4,653              -              -
                                      -------        -------        -------
   Adjusted net income..........      $71,970        $59,012        $53,287
                                      -------        -------        -------
                                      -------        -------        -------

   Average shares outstanding...       30,200         28,084         25,968
   Adjustments thereto (2)......        3,076          1,486          3,127
                                      -------        -------        -------
Shares used in computation......       33,276         29,570         29,095
                                      -------        -------        -------
                                      -------        -------        -------

Per share.......................      $  2.16        $  2.00        $  1.83
                                      -------        -------        -------
                                      -------        -------        -------


______________

(1) The proceeds from the exercise of stock options and warrants in accordance with the modified treasury stock method are first used to buy back up to 20% of the Company's common stock at the average price for the period in the primary calculation and at the higher of the average or closing price in the fully diluted calculation. Any remaining proceeds are used to retire debt, and this adjusts income for the interest assumed to be saved, net of income tax, from the use of such proceeds.

(2) Adjusts shares for stock options and warrants under the modified treasury stock method and contingently issuable shares based on the probability of issuance, after adjusting for the stock assumed repurchased in accordance with (1) above.

                       UNITED ASSET MANAGEMENT CORPORATION          Exhibit 21.1
                         SUBSIDIARIES OF THE REGISTRANT


                                                 Jurisdiction of    Financial
Affiliated Firm                                  Organization       Statements
---------------                                  ------------       ----------

Acadian Asset Management, Inc.                   Massachusetts      Consolidated
Alpha Global Fixed Income Managers               Delaware           Consolidated
Analytic-TSA Global Asset Management, Inc.       California         Consolidated
Barrow, Hanley, Mewhinney & Strauss, Inc.        Nevada             Consolidated
Cambiar Investors, Inc.                          Colorado           Consolidated
The Campbell Group, Inc.                         Delaware           Consolidated
Chicago Asset Management Company                 Delaware           Consolidated
Cooke & Bieler, Inc.                             Pennsylvania       Consolidated
Dewey Square Investors Corporation               Delaware           Consolidated
Dwight Asset Management Company                  Delaware           Consolidated
Fiduciary Management Associates, Inc.            Delaware           Consolidated
First Pacific Advisors, Inc.                     Massachusetts      Consolidated
GSB Investment Management, Inc.                  Delaware           Consolidated
Hagler, Mastrovita & Hewitt, Inc.                Delaware           Consolidated
Hamilton, Allen & Associates, Inc.               Delaware           Consolidated
Hanson Investment Management Company             California         Consolidated
Heitman Financial Ltd.                           Delaware           Consolidated
  Heitman Properties Ltd.(1)                     Illinois           Consolidated
  Heitman/JMB Advisory Corporation               Illinois           Consolidated
Hellman, Jordan Management Company, Inc.         Delaware           Consolidated
Investment Counselors of Maryland, Inc.          Maryland           Consolidated
Investment Research Company                      Illinois           Consolidated
Jacobs Asset Management                          Delaware           Consolidated
Tom Johnson Investment Management, Inc.          Massachusetts      Consolidated
Ki Pacific Asset Management, Inc.                Delaware           Consolidated
L&B Realty Advisors, Inc. (The L&B Group)        Delaware           Consolidated
  L&B Institutional Property Managers, Inc.(2)   Delaware           Consolidated
  L&B Real Estate Counsel                        Texas              Consolidated
C.S. McKee & Company, Inc.                       Pennsylvania       Consolidated
Murray Johnstone Limited                         Scotland           Consolidated
Nelson, Benson & Zellmer, Inc.                   Colorado           Consolidated
Newbold's Asset Management, Inc.                 Pennsylvania       Consolidated
Northern Capital Management, Inc.                Wisconsin          Consolidated
NWQ Investment Management Company                Massachusetts      Consolidated
Olympic Capital Management, Inc.                 Washington         Consolidated
Pell, Rudman & Co., Inc.                         Delaware           Consolidated
Pilgrim Baxter & Associates                      Delaware           Consolidated
Provident Investment Counsel                     Massachusetts      Consolidated
Regis Retirement Plan Services                   Delaware           Consolidated
Rice, Hall, James & Associates                   California         Consolidated
Rothschild/Pell, Rudman & Co., Inc.              Maryland           Consolidated
Sirach Capital Management, Inc.                  Washington         Consolidated
Spectrum Asset Management, Inc.                  Connecticut        Consolidated
Sterling Capital Management Company              North Carolina     Consolidated
Suffolk Capital Management, Inc.                 Delaware           Consolidated
Thompson, Siegel & Walmsley, Inc.                Virginia           Consolidated
UAM Fund Distributors, Inc.                      Massachusetts      Consolidated
UAM Fund Services, Inc.                          Delaware           Consolidated
UAM Investment Services, Inc.                    Delaware           Consolidated
United Asset Management (Japan), Inc.            Delaware           Consolidated


All of the Registrant's subsidiaries do business under the respective names indicated above and are wholly owned.

 (1) Heitman Properties Ltd. has 40 wholly owned property management subsidiaries operating in the U.S.

 (2) L&B Institutional Property Managers, Inc. has 5 wholly owned property management subsidiaries operating in the U.S.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of United Asset Management Corporation


Our audits of the consolidated financial statements referred to in our report dated February 7, 1996 appearing on page 56 of the 1995 Annual Report to Shareholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Boston, Massachusetts
February 7, 1996

                                                                    Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-36928, 33-44215, 33-46310, 33-63350, 33-69034, 33-51443, 33-52517, 33-57049 and
33-64449) and in the Registration Statements on Form S-8 (Nos. 33-10621, 33-21756, 33-34288, 33-48858 and 33-54233) of United Asset Management
Corporation of our report dated February 7, 1996 appearing on page 56 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Boston, Massachusetts
March 25, 1996

                       UNITED ASSET MANAGEMENT CORPORATION        Schedule VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                (in $ thousands)



                                                   Cost Assigned
                                               to Contracts Acquired                          Accumulated Amortization
                                      ---------------------------------------   ---------------------------------------------------
                          Weighted
              Range of    Average                                                                                          Ending
              Estimated   Estimated                                                                                        Tax
              Remaining   Remaining                                                                                        Balance
              Lives       Lives       Beginning                     Ending       Beginning  Charged to          Ending     in Excess
Firm          (in years)  (in years)  Balance    Additions  Other   Balance      Balance    Operations  Other   Balance    of Book
----          ----------  ----------  ---------  ---------  -----   ----------   ---------  ----------  -----   --------   --------
1993

BHM&S            9-10         9       $106,088   $      -   $   -   $  106,088    $ 34,356    $ 7,284   $   -   $ 41,640   $  7,979
FPA              3-21        12         51,032          -       -       51,032       5,337      3,533       -      8,870      2,432
NAM              2-20        13         55,020          -       -       55,020       7,989      3,422       -     11,411        (A)
NWQ              3-12        11         96,011         65       -       96,076       1,597      8,078       -      9,675     12,869
All Others       1-21         9        321,957     49,610       -      371,567     120,306     26,176       -    146,482     54,247
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------
                                      $630,108   $ 49,675   $   -   $  679,783    $169,585    $48,493   $   -   $218,078   $ 77,527
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------

1994

BHM&S             8-9         8       $106,088   $      -   $   -   $  106,088    $ 41,640    $ 7,284   $   -   $ 48,924   $ 14,774
FPA              2-20        11         51,032          -       -       51,032       8,870      3,533       -     12,403      4,998
HFL              4-22        15              -    212,668       -      212,668           -      1,142       -      1,142          -
NAM              1-19         9         55,020          -       -       55,020      11,411      4,311       -     15,722        (A)
NWQ              2-11        10         96,076          -       -       96,076       9,675      8,077       -     17,752     16,788
All Others       1-20         8        371,567     36,878    (755)     407,690     146,482     30,774    (755)   176,501     49,665
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------
                                      $679,783   $249,546   $(755)  $  928,574    $218,078    $55,121   $(755)  $272,444   $ 86,225
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------

1995

BHM&S             7-8         7       $106,088   $      -   $   -   $  106,088    $ 48,924    $ 7,284   $   -   $ 56,208   $ 22,062
HFL              3-21        14        212,668      7,748       -      220,416       1,142     14,678       -     15,820          -
NWQ              1-10         9         96,076          -       -       96,076      17,752      8,077       -     25,829     21,620
PBA              5-17        15              -    104,605       -      104,605           -      4,293       -      4,293        789
PIC              3-23        18              -    347,307       -      347,307           -     16,309       -     16,309      5,344
All Others       1-19         7        513,742     14,682       -      528,424     204,626     42,551       -    247,177     54,033
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------
                                      $928,574   $474,342   $   -   $1,402,916    $272,444    $93,192   $   -   $365,636   $103,848
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------
                                      --------   --------   -----   ----------    --------    -------   -----   --------   --------


(A) Due to the structure of this acquisition, tax amortization is less than book amortization.