Form 10-Q
period 1996-03-31
UNITED ASSET MANAGEMENT CORP
filed 1996-05-10
CIK 796370

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

          FOR THE PERIOD ENDED MARCH 31, 1996         OR

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

     The number of shares of common stock outstanding as of May 6, 1996 was 30,470,732.



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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibit  2    -  Not Applicable
                Exhibit  3    -  Not Applicable
                Exhibit  4    -  Not Applicable
                Exhibit 10    -  Amended and Restated Credit Agreement
                                 dated as of April 19, 1996
                Exhibit 11    -  Calculation of Earnings Per Share (F-8)
                Exhibit 15    -  Not Applicable
                Exhibit 18    -  Not Applicable
                Exhibit 19    -  Not Applicable
                Exhibit 22    -  Not Applicable
                Exhibit 23    -  Not Applicable
                Exhibit 24    -  Not Applicable
                Exhibit 27    -  Financial Data Schedule

          (b) There have been no reports on Form 8-K filed by the Company for the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED ASSET MANAGEMENT CORPORATION


    May 8, 1996                        /s/ William H. Park
- -------------------------              ----------------------------
(Date)                                 William H. Park
                                       Executive Vice President and
                                         Chief Financial Officer

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


Three Months Ended March 31,                        1996           1995
- ---------------------------------------------------------------------------

Revenues . . . . . . . . . . . . . . . . . .    $198,869,000   $151,102,000
                                                ------------   ------------
Operating expenses:
  Compensation and related expenses. . . . .      95,565,000     71,275,000
  Amortization of cost assigned to
    contracts acquired . . . . . . . . . . .      28,780,000     20,068,000
  Other operating expenses . . . . . . . . .      29,910,000     23,790,000
                                                ------------   ------------
                                                 154,255,000    115,133,000
                                                ------------   ------------

Operating income . . . . . . . . . . . . . .      44,614,000     35,969,000
                                                ------------   ------------

Non-operating expenses:
  Interest expense, net. . . . . . . . . . .      10,427,000      8,319,000
  Other amortization . . . . . . . . . . . .         459,000        373,000
                                                ------------   ------------
                                                  10,886,000      8,692,000
                                                ------------   ------------
Income before income tax expense . . . . . .      33,728,000     27,277,000
Income tax expense . . . . . . . . . . . . .      14,435,000     11,672,000
                                                ------------   ------------

Net income . . . . . . . . . . . . . . . . .    $ 19,293,000   $ 15,605,000
                                                ------------   ------------
                                                ------------   ------------

Earnings per share:
  Primary earnings per share . . . . . . . .            $.61           $.51
  Fully diluted earnings per share . . . . .            $.60           $.51

Dividends declared per share . . . . . . . .            $.32           $.28



See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                        March 31,         December 31,
                                                          1996               1995
                                                       (Unaudited)
- --------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents. . . . . . . . . . . .   $  108,676,000     $  123,768,000
  Investment advisory fees receivable. . . . . . .      125,540,000        124,055,000
  Other current assets . . . . . . . . . . . . . .       13,127,000         12,877,000
                                                     --------------     --------------
Total current assets . . . . . . . . . . . . . . .      247,343,000        260,700,000

Fixed assets, net. . . . . . . . . . . . . . . . .       27,845,000         26,746,000
Cost assigned to contracts acquired, net . . . . .    1,008,480,000      1,037,280,000
Other assets . . . . . . . . . . . . . . . . . .         60,727,000         60,211,000
                                                     --------------     --------------
Total assets . . . . . . . . . . . . . . . . . . .   $1,344,395,000     $1,384,937,000
                                                     --------------     --------------
                                                     --------------     --------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses. . . . . .   $   86,330,000     $   93,714,000
  Accrued compensation . . . . . . . . . . . . . .       50,577,000         85,766,000
  Current portion of notes payable . . . . . . . .        7,077,000          1,852,000
                                                     --------------     --------------
Total current liabilities. . . . . . . . . . . . .      143,984,000        181,332,000

Senior notes payable . . . . . . . . . . . . . . .      150,000,000        150,000,000
Subordinated notes payable . . . . . . . . . . . .      503,436,000        523,020,000
Deferred income taxes. . . . . . . . . . . . . . .       43,062,000         44,688,000
                                                     --------------     --------------
Total liabilities. . . . . . . . . . . . . . . . .      840,482,000        899,040,000
                                                     --------------     --------------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share . . . . .          308,000            308,000
  Capital in excess of par value . . . . . . . . .      342,590,000        341,398,000
  Retained earnings. . . . . . . . . . . . . . . .      175,425,000        175,695,000
                                                     --------------     --------------
                                                        518,323,000        517,401,000

  Less treasury shares at cost . . . . . . . . . .      (14,410,000)       (31,504,000)
                                                     --------------     --------------
Total stockholders' equity . . . . . . . . . . . .      503,913,000        485,897,000
                                                     --------------     --------------
Total liabilities and stockholders'
  equity . . . . . . . . . . . . . . . . . . . . .   $1,344,395,000     $1,384,937,000
                                                     --------------     --------------
                                                     --------------     --------------




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


Three Months Ended March 31,                             1996           1995
- --------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 19,293,000   $ 15,605,000
  Adjustments to reconcile net income to
    net cash flow from operating activities:
    Amortization of cost assigned to
      contracts acquired . . . . . . . . . . . . .     28,780,000     20,068,000
    Depreciation . . . . . . . . . . . . . . . . .      1,822,000      1,206,000
    Other amortization . . . . . . . . . . . . . .        459,000        373,000
                                                     ------------   ------------
  Net income plus amortization and
    depreciation . . . . . . . . . . . . . . . . .     50,354,000     37,252,000
  Changes in assets and liabilities:
    Increase in investment advisory
      fees receivable. . . . . . . . . . . . . . .     (1,622,000)    (8,680,000)
    Decrease (increase) in other
      current assets . . . . . . . . . . . . . . .       (271,000)       616,000
    Increase (decrease) in accounts payable
      and accrued expenses . . . . . . . . . . . .     (6,672,000)     6,539,000
    Decrease in accrued compensation . . . . . . .    (35,119,000)   (13,603,000)
    Increase (decrease) in deferred income taxes .     (1,626,000)     1,543,000
                                                     ------------   ------------
Net cash flow from operating activities. . . . . .      5,044,000     23,667,000
                                                     ------------   ------------
Cash flow used in investing activities:
  Cash additions to cost assigned to
    contracts acquired . . . . . . . . . . . . . .        (10,000)   (11,559,000)
  Change in other assets . . . . . . . . . . . . .     (4,088,000)    (6,028,000)
                                                     ------------   ------------
Net cash flow used in investing activities . . . .     (4,098,000)   (17,587,000)
                                                     ------------   ------------
Cash flow from (used in) financing activities:
  Purchase of treasury shares. . . . . . . . . . .    (14,187,000)    (3,324,000)
  Reductions in long-term debt, net. . . . . . . .     (1,371,000)    (5,118,000)
  Issuance or reissuance of equity securities. . .      9,021,000      2,531,000
  Dividends paid . . . . . . . . . . . . . . . . .     (8,996,000)    (8,605,000)
                                                     ------------   ------------
Net cash flow used in financing activities . . . .    (15,533,000)   (14,516,000)
                                                     ------------   ------------
Effect of foreign exchange rate changes
  on cash flow . . . . . . . . . . . . . . . . . .       (505,000)       839,000
                                                     ------------   ------------
Net decrease in cash and cash equivalents. . . . .    (15,092,000)    (7,597,000)
Cash and cash equivalents at beginning of quarter.    123,768,000     89,050,000
                                                     ------------   ------------
Cash and cash equivalents at end of quarter. . . .   $108,676,000   $ 81,453,000
                                                     ------------   ------------
                                                     ------------   ------------




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1996 and their results of operations and cash flows for the three months ended March 31, 1996 and 1995. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2

     Accumulated depreciation of fixed assets was $33,539,000 and $31,717,000 at March 31, 1996 and December 31, 1995, respectively. The accumulated amortization of cost assigned to contracts acquired was $394,416,000 and $365,636,000 at March 31, 1996 and December 31, 1995, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended March 31, 1996, the Company repurchased 350,000 shares of its common stock at a cost of $14,187,000. During the same period ended March 31, 1996, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                                          Three Months
                                                             Ended
                                                         March 31, 1996
                                                         --------------

          Subordinated notes extinguished                  $12,900,000
          Cash proceeds received                           $ 9,021,000
          Shares issued                                             --
          Treasury shares reissued                             832,793


     As of March 31, 1996, the Company held 355,672 treasury shares.

     As of March 31, 1996, 5,205,000 warrants and 3,730,000 stock options were outstanding at weighted average exercise prices of $39.93 and $32.28, respectively.

Note 4

     During the three months ended March 31, 1996, Analytic Investment Management, Inc., an affiliated firm, acquired TSA Capital Management in a transaction that is being accounted for as a purchase. The combined firms operate under the name of Analytic-TSA Global Asset Management, Inc.

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

     During the first quarter of 1996, UAM's assets under management increased $6.7 billion to a total of $148.8 billion as of March 31, 1996. The increase in assets under management during the quarter was primarily from internal growth at UAM affiliates. Net client cash flow for the quarter was slightly positive at $8 million, reflecting a significant improvement over recent quarters.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 75% of the Company's total assets as of March 31, 1996. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 19% of the Company's operating expenses for the three months ended March 31, 1996. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

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

     Cost assigned to contracts acquired is amortized as an operating expense. It does not, however, require the use of cash and therefore, management believes that it is important to distinguish this expense from other operating expenses in order to evaluate the performance of the Company. Amortization of cost assigned to contracts acquired per share referred to below has been calculated by dividing total amortization by the same number of shares used in the fully diluted earnings-per-share calculation.

     For purposes of this discussion, Operating Cash Flow is defined as net income plus amortization and depreciation, as reflected in the Company's Condensed Consolidated Statement of Cash Flows. Management uses Operating Cash Flow not to the exclusion of net income, but rather as an additional important measure of the Company's performance.

                       UNITED ASSET MANAGEMENT CORPORATION

                                OPERATING RESULTS

                        THREE MONTHS ENDED MARCH 31, 1996
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1995


     Revenues increased 32% to $198,869,000 for the three months ended
March 31, 1996, from $151,102,000 for the first quarter of 1995. This increase is the result of acquisitions that occurred during 1995, as well as the overall increase in revenues due to positive portfolio performance achieved by UAM's affiliated firms partially offset by the effect of net client cash outflows experienced in 1995. The revenues of Provident Investment Counsel and Pilgrim Baxter & Associates, acquired February 15, 1995 and April 28, 1995, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 32% to $125,475,000 from $95,065,000, primarily reflecting the acquisitions described in the preceding paragraph and higher compensation and operating expenses earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 43% to $28,780,000 from $20,068,000 primarily as a result of the acquisitions discussed above as well as an adjustment to the carrying value of a contract with an executive at a UAM affiliate who died in March 1996. After consideration of related insurance proceeds, this event did not have a material effect on the Company's consolidated results of operations.

     Interest expense increased to $11,095,000 from $8,942,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 24% to $33,728,000 from $27,277,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both of the three month periods ended March 31, 1996 and 1995.

     Net income increased 24% to $19,293,000 from $15,605,000, reflecting the factors described above. Fully diluted earnings per share increased 18% to $.60 for the first quarter of 1996 from $.51 in the first quarter of 1995, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $.86 from $.63 primarily as a result of the activity described above.

                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $50,354,000 in Operating Cash Flow (net income plus amortization and depreciation) for the three months ended March 31, 1996. The primary use of this Operating Cash Flow was to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings
in diversified industries.   As of March 31, 1996, the Company had no borrowings
outstanding under its $400,000,000 Revolving Credit Agreement.  Effective
April 19, 1996, the Company extended and expanded its line of credit into a five year, $500,000,000 revolving facility.

     Interest rates available for amounts outstanding under the new Credit Agreement are currently: prime, .40% over LIBOR, .525% over certain certificate of deposit rates or a money market bid option. Under the money market bid option, the Company can borrow up to $50,000,000 from members of its banking group at prevailing money market rates; any such borrowings reduce the commitment under the Credit Agreement. Currently, a commitment fee of .125% is payable on the daily unused portion of the $500,000,000 line of credit.

     Management believes that the Company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal need for financial resources will be to acquire additional investment management firms, to fund commitments due or potentially due to existing affiliates, to pay shareholder dividends and to repurchase shares of the Company's common stock, which will require cash, the issuance of additional UAM securities, or some combination thereof. Whether the Company ultimately completes additional acquisitions or the timing of such acquisitions is not certain.

                       UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11
                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1996           1995
                                                       ----           ----

Common and common equivalent shares:

  Net income . . . . . . . . . . . . . . . .         $19,293        $15,605
  Adjustments thereto (1). . . . . . . . . .             956            597
                                                     -------        -------
  Adjusted net income. . . . . . . . . . . .         $20,249        $16,202
                                                     -------        -------
                                                     -------        -------

  Average shares outstanding . . . . . . . .          30,130         29,597
  Adjustments thereto (2). . . . . . . . . .           3,150          2,236
                                                     -------        -------
  Shares used in computation . . . . . . . .          33,280         31,833
                                                     -------        -------
                                                     -------        -------

Per Share. . . . . . . . . . . . . . . . . .            $.61           $.51
                                                     -------        -------
                                                     -------        -------

Common shares - assuming full dilution:

  Net income . . . . . . . . . . . . . . . .         $19,293        $15,605
  Adjustments thereto (1). . . . . . . . . .             608            508
                                                     -------        -------
  Adjusted net income. . . . . . . . . . . .         $19,901        $16,113
                                                     -------        -------
                                                     -------        -------

  Average shares outstanding . . . . . . . .          30,130         29,597
  Adjustments thereto (2). . . . . . . . . .           3,150          2,236
                                                     -------        -------
  Shares used in computation . . . . . . . .          33,280         31,833
                                                     -------        -------
                                                     -------        -------

Per Share. . . . . . . . . . . . . . . . . .            $.60           $.51
                                                     -------        -------
                                                     -------        -------

- --------------------

(1) The proceeds from the exercise of stock options and warrants in accordance with the modified treasury stock method are first used to buy back up to 20% of the Company's common stock at the average price for the period in the primary calculation and at the higher of the average or closing price in the fully diluted calculation. Any remaining proceeds are used to retire debt, and this adjusts income for interest assumed to be saved, net of income tax, from the use of such proceeds.

(2) Adjusts shares for stock options and warrants under the modified treasury stock method and contingently issuable shares based on the probability of issuance, after adjusting for the stock assumed repurchased in accordance with (1) above.