Form 10-Q
period 1996-06-30
UNITED ASSET MANAGEMENT CORP
filed 1996-08-09
CIK 796370

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                    FORM 10-Q


               (MARK ONE)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE PERIOD ENDED JUNE 30, 1996         OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                  TO

               Commission File Number 1-9215


                       ___________________________________


                       UNITED ASSET MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       04-2714625
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                    Identification Number)

     ONE INTERNATIONAL PLACE
     BOSTON, MASSACHUSETTS                                      02110
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:  (617) 330-8900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          X   Yes        No
                                                      -----      -----

     The number of shares of common stock outstanding as of July 31, 1996 was 60,918,442.

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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.
          On May 16, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") at which each of Harold J. Baxter, John K. Dwight, Robert J. Greenebaum, Jay O. Light, John F. McNamara, Norton
          H. Reamer, David I. Russell, Philip Scaturro, John A. Shane, Barbara
          S. Thomas, C. Giles H. Weaver and John S. Williams were elected as directors to serve until the next Annual Meeting. Each of the directors were elected with the following votes: Mr. Baxter, 26,585,672 votes cast for and 414,030 votes withholding authority; Mr. Dwight, 26,591,622 votes cast for and 408,080 votes withholding authority; Mr. Greenebaum, 26,620,558 votes cast for and 379,144 votes withholding authority; Mr. Light, 26,640,177 votes cast for and 359,525 votes withholding authority; Mr. McNamara, 26,562,897 votes cast for and 436,805 votes withholding authority; Mr. Reamer, 26,586,957 votes cast for and 412,745 votes withholding authority; Mr. Russell, 26,594,867 votes cast for and 404,835 votes withholding authority; Mr. Scaturro, 26,640,317 votes cast for and 359,385 votes withholding authority; Mr. Shane, 26,640,572 votes cast for and 359,130 votes withholding authority; Ms. Thomas, 26,638,758 votes cast for and 360,944 votes withholding authority; Mr. Weaver, 26,588,848 votes cast for and 410,854 votes withholding authority; and Mr. Williams, 26,589,597 votes cast for and 410,105 votes withholding authority.

          The Company's stockholders approved the Compensation Arrangements for Certain Executive Officers with 26,434,292 votes cast for such approval, 236,298 votes cast against such approval, 62,885 votes abstaining from such approval and 266,277 non votes.

          The Company's stockholders also approved the selection of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1996, with 26,720,149 votes cast for such approval, 239,126 votes cast against such approval and 40,427 votes abstaining from such approval.

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

       (a)  Exhibit  2    -  Not Applicable
            Exhibit  3    -  Not Applicable
            Exhibit  4    -  Not Applicable
            Exhibit 10    -  First Amendment to Consulting Agreement between
                             United Asset Management Corporation and David I.
                             Russell dated as of June 17, 1996
            Exhibit 11    -  Calculation of Earnings Per Share (F-8)
            Exhibit 15    -  Not Applicable
            Exhibit 18    -  Not Applicable
            Exhibit 19    -  Not Applicable
            Exhibit 22    -  Not Applicable
            Exhibit 23    -  Not Applicable
            Exhibit 24    -  Not Applicable
            Exhibit 27    -  Financial Data Schedule

       (b) There have been no reports on Form 8-K filed by the Company for the quarter ended June 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED ASSET MANAGEMENT CORPORATION


    August 8, 1996                  /s/ William H. Park
- -----------------------------       -----------------------------------
(Date)                              William H. Park
                                    Executive Vice President and
                                      Chief Financial Officer

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                      ---------------------           -------------------
                                      1996             1995          1996             1995
- ---------------------------------------------------------------------------------------------
Revenues........................... $197,334,000     $170,987,000   $396,203,000   $322,089,000
                                    ------------     ------------   ------------   ------------
Operating expenses:
  Compensation and related
    expenses.......................   94,379,000       80,457,000    189,944,000    151,732,000
  Amortization of cost assigned
    to contracts acquired..........   24,582,000       23,794,000     53,362,000     43,862,000
  Other operating expenses.........   32,089,000       26,012,000     61,999,000     49,802,000
                                    ------------     ------------   ------------   ------------
                                     151,050,000      130,263,000    305,305,000    245,396,000
                                    ------------     ------------   ------------   ------------
Operating income...................   46,284,000       40,724,000     90,898,000     76,693,000
                                    ------------     ------------   ------------   ------------

Non-operating expenses:
  Interest expense, net............    9,533,000       11,017,000     19,960,000     19,336,000
  Other amortization...............      471,000          390,000        930,000        763,000
                                    ------------     ------------   ------------   ------------
                                      10,004,000       11,407,000     20,890,000     20,099,000
                                    ------------     ------------   ------------   ------------
Income before income tax expense...   36,280,000       29,317,000     70,008,000     56,594,000
Income tax expense.................   15,529,000       12,548,000     29,964,000     24,220,000
                                    ------------     ------------   ------------   ------------
Net income......................... $ 20,751,000     $ 16,769,000   $ 40,044,000   $ 32,374,000
                                    ------------     ------------   ------------   ------------
                                    ------------     ------------   ------------   ------------

Earnings per share:
  Primary earnings per share.......         $.32             $.26(1)        $.63(1)        $.52(1)
  Fully diluted earnings per
    share..........................         $.32             $.26(1)        $.62(1)        $.52(1)
Dividends declared per share.......         $.16             $.14(1)        $.32(1)        $.28(1)



(1) Historical per-share figures restated for a two-for-one common stock split declared May 16, 1996 (see Note 4).




See Notes to Condensed Consolidated Financial Statements.

                     UNITED ASSET MANAGEMENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                              JUNE 30,        DECEMBER 31,
                                                                1996              1995
                                                             (Unaudited)
- ------------------------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents.............................   $  176,447,000  $  123,768,000
 Investment advisory fees receivable...................      125,555,000     124,055,000
 Other current assets..................................       11,267,000      12,877,000
                                                          --------------  --------------
Total current assets...................................      313,269,000     260,700,000

Fixed assets, net......................................       28,715,000      26,746,000
Cost assigned to contracts acquired, net...............      984,016,000   1,037,280,000
Other assets...........................................       59,910,000      60,211,000
                                                          --------------  --------------
Total assets...........................................   $1,385,910,000  $1,384,937,000
                                                          --------------  --------------
                                                          --------------  --------------

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses.................   $  106,394,000  $   93,714,000
 Accrued compensation..................................       76,118,000      85,766,000
 Current portion of notes payable......................        1,355,000       1,852,000
                                                          --------------  --------------
Total current liabilities..............................      183,867,000     181,332,000

Senior notes payable...................................      150,000,000     150,000,000
Subordinated notes payable.............................      499,232,000     523,020,000
Deferred income taxes..................................       39,719,000      44,688,000
                                                          --------------  --------------
Total liabilities......................................      872,818,000     899,040,000
                                                          --------------  --------------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01 per share(1).............          616,000         616,000
 Capital in excess of par value(1).....................      343,265,000     341,090,000
 Retained earnings.....................................      180,390,000     175,695,000
                                                          --------------  --------------
                                                             524,271,000     517,401,000
 Less treasury shares at cost..........................      (11,179,000)    (31,504,000)
                                                          --------------  --------------
Total stockholders' equity.............................      513,092,000     485,897,000
                                                          --------------  --------------
Total liabilities and stockholders' equity.............   $1,385,910,000  $1,384,937,000
                                                          --------------  --------------
                                                          --------------  --------------


(1) December 31, 1995 figures restated for a two-for-one common stock split declared May 16, 1996 (see Note 4).



See Notes to Condensed Consolidated Financial Statements.

                     UNITED ASSET MANAGEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                            ------------------               ----------------
                                                           1996            1995             1996          1995
- --------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income..........................................  $ 20,751,000   $ 16,769,000     $ 40,044,000    $ 32,374,000
  Adjustments to reconcile net
     income to net cash flow
     from operating activities:
     Amortization of cost assigned
       to contracts acquired..........................    24,582,000     23,794,000       53,362,000      43,862,000
     Depreciation.....................................     1,921,000      1,551,000        3,743,000       2,757,000
     Other amortization...............................       471,000        390,000          930,000         763,000
                                                        ------------   ------------     ------------    ------------
  Net income plus amortization and
     depreciation.....................................    47,725,000     42,504,000       98,079,000      79,756,000
  Changes in assets and liabilities:
     Decrease (increase) in
       investment advisory fees
       receivable.....................................       328,000    (20,136,000)      (1,294,000)    (28,816,000)
     Decrease (increase) in other
       current assets.................................     1,855,000     (1,278,000)       1,584,000        (662,000)
     Increase in accounts payable
       and accrued expenses...........................    20,594,000      3,774,000       13,922,000      10,313,000
     Increase (decrease) in accrued
       compensation...................................    25,499,000     19,691,000       (9,620,000)      6,088,000
     Increase (decrease) in deferred
       income taxes...................................    (3,343,000)     3,015,000       (4,969,000)      4,558,000
                                                        ------------   ------------     ------------    ------------
Net cash flow from operating
  activities..........................................    92,658,000     47,570,000       97,702,000      71,237,000
                                                        ------------   ------------     ------------    ------------
Cash flow used in investing
  activities:
  Cash additions to cost assigned
    to contracts acquired.............................       (93,000)   (29,102,000)        (103,000)    (40,661,000)
  Change in other assets..............................    (2,265,000)    (4,551,000)      (6,353,000)    (10,579,000)
                                                        ------------   ------------     ------------    ------------
Net cash flow used in investing
  activities..........................................    (2,358,000)   (33,653,000)      (6,456,000)    (51,240,000)
                                                        ------------   ------------     ------------    ------------
Cash flow from (used in) financing
  activities:
  Purchase of treasury shares.........................   (15,476,000)   (16,482,000)     (29,663,000)    (19,806,000)
  Additions to (reductions in)
    long-term debt, net...............................    (5,893,000)     7,759,000       (7,264,000)      2,641,000
  Issuance or reissuance of equity
    securities........................................     8,159,000      4,178,000       17,180,000       6,709,000
  Dividends paid......................................    (9,750,000)    (8,519,000)     (18,746,000)    (17,124,000)
                                                        ------------   ------------     ------------    ------------
Net cash flow used in financing
  activities..........................................   (22,960,000)   (13,064,000)     (38,493,000)    (27,580,000)
                                                        ------------   ------------     ------------    ------------
Effect of foreign exchange rate
  changes on cash flow................................       431,000       (327,000)         (74,000)        512,000
                                                        ------------   ------------     ------------    ------------
Net increase (decrease) in cash and
  cash equivalents....................................    67,771,000        526,000       52,679,000      (7,071,000)
Cash and cash equivalents at beginning
  of period...........................................   108,676,000     81,453,000      123,768,000      89,050,000
                                                        ------------   ------------     ------------    ------------
Cash and cash equivalents at end of
  period..............................................  $176,447,000   $ 81,979,000     $176,447,000    $ 81,979,000
                                                        ------------   ------------     ------------    ------------
                                                        ------------   ------------     ------------    ------------

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1996 and their results of operations and cash flows for the three and six-month periods ended June 30, 1996 and 1995. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2

     Accumulated depreciation of fixed assets was $35,460,000 and $31,717,000 at June 30, 1996 and December 31, 1995, respectively. The accumulated amortization of cost assigned to contracts acquired was $418,998,000 and $365,636,000 at June 30, 1996 and December 31, 1995, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three month period ended June 30, 1996, the Company repurchased 658,000 shares of its common stock at a cost of $15,476,000. For the six months ended June 30, 1996, common stock repurchases totaled 1,358,000 shares at a cost of $29,663,000. During the three and six-month periods ended June 30, 1996, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                          THREE MONTHS     SIX MONTHS
                                              ENDED           ENDED
                                          JUNE 30, 1996   JUNE 30, 1996

       Subordinated notes extinguished     $4,032,000      $16,932,000
       Cash proceeds received              $8,187,000      $17,208,000
       Shares issued                                -                -
       Treasury shares reissued               901,186        2,566,772

As of June 30, 1996, the Company held 468,158 treasury shares.

       As of June 30, 1996, 10,029,000 warrants and 7,084,000 stock options were outstanding at weighted average exercise prices of $20.32 and $16.40, respectively.

Note 4

       During the three months ended June 30, 1996, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. The stock split was payable June 21, 1996 to the stockholders of record at the close of business on June 7, 1996. The par value of the Company's common stock remained unchanged. An amount equal to the $.01 par value of the shares outstanding at December 31, 1995 has been transferred from capital in excess of par value to common stock. All historical share and per-share amounts have been restated to retroactively reflect the stock split.

       The Company acquired OSV Partners on April 2, 1996 in a transaction that is being accounted for as a purchase. This transaction is not material to the Company's Condensed Consolidated Financial Statements. Also during the quarter, the Company signed agreements to acquire Rogge Global Partners, plc and Clay Finlay Inc. These transactions will be accounted for as poolings of interests, and are expected to close during the third quarter of 1996.

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

     During the second quarter of 1996, UAM experienced a net increase in assets under management of $6.2 billion to a total of $155.0 billion as of June 30, 1996. Investment performance and the acquisition completed during the quarter added $6.3 billion in assets. Net client cash flow was a negative $71.0 million for the quarter, an improvement over the 1995 quarters.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 71% of the Company's total assets as of June 30, 1996. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 16% and 17% of the Company's operating expenses for the three and six-month periods ended June 30, 1996, respectively. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

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

                       UNITED ASSET MANAGEMENT CORPORATION
                                OPERATING RESULTS

                         SIX MONTHS ENDED JUNE 30, 1996
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995


     Revenues increased 23% to $396,203,000 for the six months ended June 30, 1996, from $322,089,000 for the first six months of 1995, due to several factors. This increase is the result of acquisitions, as well as the impact of favorable portfolio performance achieved by UAM's affiliated firms partially offset by the effect of net client cash outflows experienced in 1995. The revenues of Provident Investment Counsel, Pilgrim Baxter & Associates and OSV Partners, acquired February 15, 1995, April 28, 1995 and April 2, 1996, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 25% to $251,943,000 from $201,534,000 primarily reflecting the acquisitions described in the preceding paragraph and higher compensation earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 22% to $53,362,000 from $43,862,000 primarily as a result of the acquisitions discussed above as well as an adjustment made during the first quarter of 1996 to the carrying value of a contract with an executive at a UAM affiliate who died in March 1996. After consideration of related insurance proceeds, this event did not have a material impact on the Company's consolidated results of operations.

     Interest expense increased to $21,795,000 from $20,706,000, reflecting the cost of financing the acquisitions discussed above.

     Income before income tax expense increased 24% to $70,008,000 from $56,594,000, reflecting the net result of the circumstances discussed above. The Company's estimated annual effective tax rate approximated 43% for both of the six month periods ended June 30, 1996 and 1995.

     Net income increased 24% to $40,044,000 from $32,374,000 reflecting the factors described above. Fully diluted earnings per share increased 19% to $.62 from $.52, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $.80 from $.67 primarily as a result of the acquisitions described above.

                        THREE MONTHS ENDED JUNE 30, 1996
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1995

     Revenues increased 15% to $197,334,000 for the three months ended June 30, 1996, from $170,987,000 for the second quarter of 1995 due to several factors. This increase is the result of acquisition activity, as well as the overall increase in revenues due to positive portfolio performance achieved by UAM's affiliated firms partially offset by the effect of net client cash outflows experienced in 1995. The revenues of Pilgrim Baxter & Associates and OSV Partners, acquired April 28, 1995 and April 2, 1996, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 19% to $126,468,000 from $106,469,000 primarily reflecting the activity described above and higher compensation and operating expenses earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 3% to $24,582,000 from $23,794,000 as a result of the acquisitions discussed above.

     Interest expense decreased to $10,700,000 from $11,763,000 primarily due to the decrease in the Company's average senior debt level.

     Income before income tax expense increased 24% to $36,280,000 from $29,317,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both the three month periods ended June 30, 1996 and 1995.

     Net income increased 24% to $20,751,000 from $16,769,000 reflecting the factors described above. Fully diluted earnings per share increased 23% to $.32 for the second quarter of 1996 from $.26 in the second quarter of 1995, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $.37 from $.35 primarily as a result of the activity described above.

                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $98,079,000 and $47,725,000 in Operating Cash Flow (net income plus amortization and depreciation) for the six and three-month periods ended June 30, 1996, respectively. The primary use of this Operating Cash Flow was to repurchase shares of the Company's common stock, to pay dividends to shareholders and to fund the costs of acquisitions. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of June 30, 1996, the Company had no borrowings outstanding under its $500,000,000 Revolving Credit Agreement.

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

                       UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11
                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                         ------------------  -----------------
                                          1996     1995(1)   1996(1)   1995(1)
                                          ----     ----      ----      ----
Common and common equivalent shares:

  Net income..........................   $20,751   $16,769   $40,044   $32,374
  Adjustments thereto(2)..............       497     1,045     1,533     1,693
                                         -------   -------   -------   -------
  Adjusted net income.................   $21,248   $17,814   $41,577   $34,067
                                         -------   -------   -------   -------
                                         -------   -------   -------   -------

  Average shares outstanding..........    61,140    61,342    60,790    60,276
  Adjustments thereto(3)..............     5,243     6,260     5,720     5,418
                                         -------   -------   -------   -------
  Shares used in computation..........    66,383    67,602    66,510    65,694
                                         -------   -------   -------   -------
                                         -------   -------   -------   -------

Per share.............................      $.32      $.26      $.63      $.52
                                         -------   -------   -------   -------
                                         -------   -------   -------   -------

Common shares -- assuming full dilution:

  Net income..........................   $20,751   $16,769   $40,044   $32,374
  Adjustments thereto(2)..............       383     1,045       888     1,693
                                         -------   -------   -------   -------
  Adjusted net income.................   $21,134   $17,814   $40,932   $34,067
                                         -------   -------   -------   -------
                                         -------   -------   -------   -------


  Average shares outstanding..........    61,140    61,342    60,790    60,276
  Adjustments thereto(3)..............     5,243     6,260     5,720     5,418
                                         -------   -------   -------   -------
  Shares used in computation..........    66,383    67,602    66,510    65,694
                                         -------   -------   -------   -------
                                         -------   -------   -------   -------

Per share.............................      $.32      $.26      $.62      $.52
                                         -------   -------   -------   -------
                                         -------   -------   -------   -------

___________________________

(1) Historical share and per-share figures restated for a two-for-one common stock split declared May 16, 1996.

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