Form 10-Q/A
period 1996-06-30
UNITED ASSET MANAGEMENT CORP
filed 1996-10-09
CIK 796370

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-Q/A


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


    October 8, 1996                 /s/ William H. Park
-----------------------------       -----------------------------------
(Date)                              William H. Park
                                    Executive Vice President and
                                      Chief Financial Officer

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                      ---------------------           -------------------
                                      1996             1995          1996             1995
---------------------------------------------------------------------------------------------
Revenues........................... $197,334,000     $170,987,000   $396,203,000   $322,089,000
                                    ------------     ------------   ------------   ------------
Operating expenses:
  Compensation and related
    expenses.......................   94,379,000       80,457,000    189,944,000    151,732,000
  Amortization of cost assigned
    to contracts acquired..........   24,582,000       23,794,000     53,362,000     43,862,000
  Other operating expenses.........   32,089,000       26,012,000     61,999,000     49,802,000
                                    ------------     ------------   ------------   ------------
                                     151,050,000      130,263,000    305,305,000    245,396,000
                                    ------------     ------------   ------------   ------------
Operating income...................   46,284,000       40,724,000     90,898,000     76,693,000
                                    ------------     ------------   ------------   ------------

Non-operating expenses:
  Interest expense, net............    9,533,000       11,017,000     19,960,000     19,336,000
  Other amortization...............      471,000          390,000        930,000        763,000
                                    ------------     ------------   ------------   ------------
                                      10,004,000       11,407,000     20,890,000     20,099,000
                                    ------------     ------------   ------------   ------------
Income before income tax expense...   36,280,000       29,317,000     70,008,000     56,594,000
Income tax expense.................   15,529,000       12,548,000     29,964,000     24,220,000
                                    ------------     ------------   ------------   ------------
Net income......................... $ 20,751,000     $ 16,769,000   $ 40,044,000   $ 32,374,000
                                    ------------     ------------   ------------   ------------
                                    ------------     ------------   ------------   ------------

Earnings per share:
  Primary earnings per share.......         $.32             $.26(1)        $.63(1)        $.52(1)
  Fully diluted earnings per
    share..........................         $.32             $.26(1)        $.62(1)        $.52(1)
Dividends declared per share.......         $.16             $.14(1)        $.32(1)        $.28(1)



(1) Historical per-share figures restated for a two-for-one common stock split declared May 16, 1996 (see Note 4).




See Notes to Condensed Consolidated Financial Statements.

                     UNITED ASSET MANAGEMENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                              JUNE 30,        DECEMBER 31,
                                                                1996              1995
                                                             (Unaudited)
------------------------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents.............................   $  176,447,000  $  123,768,000
 Investment advisory fees receivable...................      125,555,000     124,055,000
 Other current assets..................................       11,267,000      12,877,000
                                                          --------------  --------------
Total current assets...................................      313,269,000     260,700,000

Fixed assets, net......................................       28,715,000      26,746,000
Cost assigned to contracts acquired, net...............      984,016,000   1,037,280,000
Other assets...........................................       59,910,000      60,211,000
                                                          --------------  --------------
Total assets...........................................   $1,385,910,000  $1,384,937,000
                                                          --------------  --------------
                                                          --------------  --------------

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses.................   $  106,394,000  $   93,714,000
 Accrued compensation..................................       76,118,000      85,766,000
 Current portion of notes payable......................        1,355,000       1,852,000
                                                          --------------  --------------
Total current liabilities..............................      183,867,000     181,332,000

Senior notes payable...................................      150,000,000     150,000,000
Subordinated notes payable.............................      499,232,000     523,020,000
Deferred income taxes..................................       39,719,000      44,688,000
                                                          --------------  --------------
Total liabilities......................................      872,818,000     899,040,000
                                                          --------------  --------------

Commitments and contingencies

Stockholders' equity:
 Common stock, par value $.01 per share(1).............          616,000         616,000
 Capital in excess of par value(1).....................      343,265,000     341,090,000
 Retained earnings.....................................      180,390,000     175,695,000
                                                          --------------  --------------
                                                             524,271,000     517,401,000
 Less treasury shares at cost..........................      (11,179,000)    (31,504,000)
                                                          --------------  --------------
Total stockholders' equity.............................      513,092,000     485,897,000
                                                          --------------  --------------
Total liabilities and stockholders' equity.............   $1,385,910,000  $1,384,937,000
                                                          --------------  --------------
                                                          --------------  --------------


(1) December 31, 1995 figures restated for a two-for-one common stock split declared May 16, 1996 (see Note 4).



See Notes to Condensed Consolidated Financial Statements.

                     UNITED ASSET MANAGEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                            ------------------               ----------------
                                                           1996            1995             1996          1995
--------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income..........................................  $ 20,751,000   $ 16,769,000     $ 40,044,000    $ 32,374,000
  Adjustments to reconcile net
     income to net cash flow
     from operating activities:
     Amortization of cost assigned
       to contracts acquired..........................    24,582,000     23,794,000       53,362,000      43,862,000
     Depreciation.....................................     1,921,000      1,551,000        3,743,000       2,757,000
     Other amortization...............................       471,000        390,000          930,000         763,000
                                                        ------------   ------------     ------------    ------------
  Net income plus amortization and
     depreciation.....................................    47,725,000     42,504,000       98,079,000      79,756,000
  Changes in assets and liabilities:
     Decrease (increase) in
       investment advisory fees
       receivable.....................................       328,000    (20,136,000)      (1,294,000)    (28,816,000)
     Decrease (increase) in other
       current assets.................................     1,855,000     (1,278,000)       1,584,000        (662,000)
     Increase in accounts payable
       and accrued expenses...........................    20,594,000      3,774,000       13,922,000      10,313,000
     Increase (decrease) in accrued
       compensation...................................    25,499,000     19,691,000       (9,620,000)      6,088,000
     Increase (decrease) in deferred
       income taxes...................................    (3,343,000)     3,015,000       (4,969,000)      4,558,000
                                                        ------------   ------------     ------------    ------------
Net cash flow from operating
  activities..........................................    92,658,000     47,570,000       97,702,000      71,237,000
                                                        ------------   ------------     ------------    ------------
Cash flow used in investing
  activities:
  Cash additions to cost assigned
    to contracts acquired.............................       (93,000)   (29,102,000)        (103,000)    (40,661,000)
  Change in other assets..............................    (2,265,000)    (4,551,000)      (6,353,000)    (10,579,000)
                                                        ------------   ------------     ------------    ------------
Net cash flow used in investing
  activities..........................................    (2,358,000)   (33,653,000)      (6,456,000)    (51,240,000)
                                                        ------------   ------------     ------------    ------------
Cash flow from (used in) financing
  activities:
  Purchase of treasury shares.........................   (15,476,000)   (16,482,000)     (29,663,000)    (19,806,000)
  Additions to (reductions in)
    long-term debt, net...............................    (5,893,000)     7,759,000       (7,264,000)      2,641,000
  Issuance or reissuance of equity
    securities........................................     8,159,000      4,178,000       17,180,000       6,709,000
  Dividends paid......................................    (9,750,000)    (8,519,000)     (18,746,000)    (17,124,000)
                                                        ------------   ------------     ------------    ------------
Net cash flow used in financing
  activities..........................................   (22,960,000)   (13,064,000)     (38,493,000)    (27,580,000)
                                                        ------------   ------------     ------------    ------------
Effect of foreign exchange rate
  changes on cash flow................................       431,000       (327,000)         (74,000)        512,000
                                                        ------------   ------------     ------------    ------------
Net increase (decrease) in cash and
  cash equivalents....................................    67,771,000        526,000       52,679,000      (7,071,000)
Cash and cash equivalents at beginning
  of period...........................................   108,676,000     81,453,000      123,768,000      89,050,000
                                                        ------------   ------------     ------------    ------------
Cash and cash equivalents at end of
  period..............................................  $176,447,000   $ 81,979,000     $176,447,000    $ 81,979,000
                                                        ------------   ------------     ------------    ------------
                                                        ------------   ------------     ------------    ------------

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