Form 10-Q
period 1996-09-30
UNITED ASSET MANAGEMENT CORP
filed 1996-11-08
CIK 796370

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

     FOR THE PERIOD ENDED SEPTEMBER 30, 1996         OR

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

     The number of shares of common stock outstanding as of November 4, 1996 was 68,628,027.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.  (F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (F-5 to F-8)

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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit  2    -  Not Applicable
               Exhibit  3    -  Not Applicable
               Exhibit  4    -  Not Applicable
               Exhibit 10    -  Not Applicable
               Exhibit 11    -  Calculation of Earnings Per Share (F-9)
               Exhibit 15    -  Not Applicable
               Exhibit 18    -  Not Applicable
               Exhibit 19    -  Not Applicable
               Exhibit 22    -  Not Applicable
               Exhibit 23    -  Not Applicable
               Exhibit 24    -  Not Applicable
               Exhibit 27    -  Financial Data Schedule

          (b) A report on Form 8-K was filed on September 3, 1996. The items reported and financial statements filed were as follows:

               Item 5.   OTHER EVENTS.

                         The report announced the acquisitions by UAM of Rogge Global Partners Plc and Clay Finlay Inc.

               Item 7.   FINANCIAL STATEMENTS AND EXHIBITS.

                         (a)  PRO FORMA FINANCIAL INFORMATION.

                              (1)  Unaudited Pro Forma Condensed Combined
                                   Balance Sheet of UAM as of December 31, 1995 and December 31, 1994.

                              (2)  Unaudited Pro Forma Condensed Combined
                                   Statement of Operations of UAM for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

                              (3)  Unaudited Pro Forma Condensed Combined
                                   Balance Sheet of UAM as of June 30, 1996.

                              (4)  Unaudited Pro Forma Condensed Combined
                                   Statement of Operations of UAM for the six-month period ended June 30, 1996.

                    (b)  RESTATED FINANCIAL STATEMENTS.

                         (1) Unaudited Consolidated Statement of Income for the six-month periods ended June 30, 1996 and June 30, 1995.

                         (2) Unaudited Condensed Consolidated Balance Sheet as of June 30, 1996 and Condensed Consolidated Balance Sheet as of December 31, 1995.

                         (3) Unaudited Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 1996 and June 30, 1995.

                         (4) Notes to Unaudited Condensed Consolidated Financial Statements for the six-month periods ended June 30, 1996 and June 30, 1995.

                         (5)  Report of Independent Accountants.

                         (6) Consolidated Balance Sheet as of December 31, 1995 and 1994.

                         (7) Consolidated Statement of Income for each of the three years in the period ended December 31, 1995.

                         (8) Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1995.

                         (9) Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1995.

                         (10) Notes to Consolidated Financial Statements.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED ASSET MANAGEMENT CORPORATION

November 7, 1996                  /s/ William H. Park
----------------------            -------------------------
(Date)                            William H. Park
                                  Executive Vice President and
                                  Chief Financial Officer

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Three Months Ended                         Nine Months Ended
                                                               September 30,                            September 30,
                                                     --------------------------------        --------------------------------
                                                         1996               1995(1)              1996                1995(1)
-----------------------------------------------------------------------------------------------------------------------------

Revenues . . . . . . . . . . . . . . . . . . . . .   $219,618,000        $185,367,000        $634,805,000        $525,112,000
                                                     ------------        ------------        ------------        ------------
Operating expenses:
  Compensation and related
     expenses. . . . . . . . . . . . . . . . . . .    111,050,000          90,690,000         313,740,000         256,173,000
  Amortization of cost assigned
     to contracts acquired . . . . . . . . . . . .     24,292,000          24,570,000          77,654,000          68,432,000
  Other operating expenses . . . . . . . . . . . .     34,473,000          27,975,000         101,644,000          81,980,000
                                                     ------------        ------------        ------------        ------------
                                                      169,815,000         143,235,000         493,038,000         406,585,000
                                                     ------------        ------------        ------------        ------------
Operating income . . . . . . . . . . . . . . . . .     49,803,000          42,132,000         141,767,000         118,527,000
                                                     ------------        ------------        ------------        ------------

Non-operating expenses:
  Interest expense, net. . . . . . . . . . . . . .      9,048,000          11,843,000          29,284,000          31,278,000
  Other amortization . . . . . . . . . . . . . . .        540,000             449,000           1,470,000           1,212,000
                                                     ------------        ------------        ------------        ------------
                                                        9,588,000          12,292,000          30,754,000          32,490,000
                                                     ------------        ------------        ------------        ------------
Income before income tax expense . . . . . . . . .     40,215,000          29,840,000         111,013,000          86,037,000
Income tax expense . . . . . . . . . . . . . . . .     17,210,000          12,781,000          47,644,000          37,667,000
                                                     ------------        ------------        ------------        ------------
Net income . . . . . . . . . . . . . . . . . . . .   $ 23,005,000        $ 17,059,000        $ 63,369,000        $ 48,370,000
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

Earnings per share:
  Primary earnings per share . . . . . . . . . . .           $.32              $.25(2)               $.88              $.70(2)
  Fully diluted earnings per
          share. . . . . . . . . . . . . . . . . .           $.32              $.24(2)               $.88              $.69(2)

   Dividends declared per share. . . . . . . . . .           $.17              $.15(2)               $.49              $.43(2)



(1) Restated due to pooling of interests transactions completed in the third quarter of 1996.

(2) Historical per-share figures restated for a two-for-one common stock split declared May 16, 1996.







See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                  September 30,     December 31,
                                                      1996             1995(1)
                                                  (Unaudited)
--------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents . . . . . . .    $  197,474,000    $ 125,448,000
     Investment advisory fees receivable . .       151,794,000      134,822,000
     Other current assets. . . . . . . . . .        11,295,000       14,149,000
                                                --------------   --------------
Total current assets . . . . . . . . . . .         360,563,000      274,419,000

Fixed assets, net. . . . . . . . . . . . . .        30,435,000       28,428,000
Cost assigned to contracts acquired, net . .       959,747,000    1,037,280,000
Other assets . . . . . . . . . . . . . . . .        64,008,000       60,508,000
                                                --------------   --------------
Total assets . . . . . . . . . . . . . . . .    $1,414,753,000   $1,400,635,000
                                                --------------   --------------
                                                --------------   --------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued
      expenses . . . . . . . . . . . . . . .    $  107,392,000    $  97,250,000
     Accrued compensation. . . . . . . . . .       100,512,000       86,710,000
     Current portion of notes payable. . . .         2,972,000        6,780,000
                                                --------------   --------------
Total current liabilities. . . . . . . . . .       210,876,000      190,740,000

Senior notes payable . . . . . . . . . . . .       150,000,000      150,000,000
Subordinated notes payable . . . . . . . . .       491,043,000      523,520,000
Deferred income taxes. . . . . . . . . . . .        37,797,000       44,606,000
                                                --------------   --------------
Total liabilities. . . . . . . . . . . . . .       889,716,000      908,866,000
                                                --------------   --------------
Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share.           692,000          692,000
     Capital in excess of par value. . . . .       345,320,000      341,631,000
     Retained earnings . . . . . . . . . . .       195,500,000      180,950,000
                                                --------------   --------------
                                                   541,512,000      523,273,000
     Less treasury shares at cost. . . . . .       (16,475,000)     (31,504,000)
                                                --------------   --------------
Total stockholders' equity . . . . . . . . .       525,037,000      491,769,000
                                                --------------   --------------
Total liabilities and stockholders'
   equity. . . . . . . . . . . . . . . . . .    $1,414,753,000   $1,400,635,000
                                                --------------   --------------
                                                --------------   --------------

(1) Restated due to pooling of interests transactions completed in the third quarter of 1996.







See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                        ---------------------------               --------------------------
                                                        1996                1995(1)               1996               1995(1)
-------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income. . . . . . . . . . . . . . . .         $ 23,005,000        $ 17,059,000        $ 63,369,000        $ 48,370,000
   Adjustments to reconcile net
      income to net cash flow
      from operating activities:
      Amortization of cost assigned
          to contracts acquired. . . . . . .           24,292,000          24,570,000          77,654,000          68,432,000
      Depreciation . . . . . . . . . . . . .            2,638,000           1,871,000           6,749,000           4,938,000
      Other amortization . . . . . . . . . .              540,000             449,000           1,470,000           1,212,000
                                                   --------------        -------------       -------------       ------------
   Net income plus amortization and
      depreciation . . . . . . . . . . . . .           50,475,000          43,949,000         149,242,000         122,952,000
   Changes in assets and liabilities:
      Increase in investment advisory
          fees receivable. . . . . . . . . .          (16,120,000)         (8,912,000)        (16,660,000)        (38,042,000)
      Decrease (increase) in other
          current assets . . . . . . . . . .            1,534,000             237,000           2,845,000          (1,315,000)
      Increase (decrease)in accounts
          payable and accrued
          expenses . . . . . . . . . . . . .           (6,048,000)          8,051,000          10,703,000          20,867,000
      Increase in accrued
          compensation . . . . . . . . . . .           23,437,000          16,083,000          13,788,000          21,208,000
      Increase (decrease) in deferred
          income taxes . . . . . . . . . . .           (1,968,000)            801,000          (6,809,000)          5,338,000
                                                   --------------        -------------       -------------       ------------
Net cash flow from operating
    activities . . . . . . . . . . . . . . .           51,310,000          60,209,000         153,109,000         131,008,000
                                                   --------------        -------------       -------------       ------------
Cash flow used in investing
   activities:
   Cash additions to cost assigned
      to contracts acquired. . . . . . . . .              (20,000)           (201,000)           (123,000)        (40,862,000)
   Change in other assets. . . . . . . . . .           (6,976,000)         (4,308,000)        (13,690,000)        (15,619,000)
                                                   --------------        -------------       -------------       ------------
Net cash flow used in investing
   activities. . . . . . . . . . . . . . . .           (6,996,000)         (4,509,000)        (13,813,000)        (56,481,000)
                                                   --------------        -------------       -------------       ------------
Cash flow from (used in) financing
   activities:
   Purchase of treasury shares . . . . . . .          (10,358,000)        (12,088,000)        (40,021,000)        (31,894,000)
   Reductions in long-term
    debt, net. . . . . . . . . . . . . . . .           (8,241,000)        (19,367,000)        (18,839,000)        (14,788,000)
   Issuance or reissuance of equity
     securities. . . . . . . . . . . . . . .            2,844,000           2,128,000          20,024,000           8,837,000
   Dividends paid. . . . . . . . . . . . . .           (9,792,000)         (9,178,000)        (28,538,000)        (26,302,000)
                                                   --------------        -------------       -------------       ------------
Net cash flow used in financing
   activities. . . . . . . . . . . . . . . .          (25,547,000)        (38,505,000)        (67,374,000)        (64,147,000)
                                                   --------------        -------------       -------------       ------------
Effect of foreign exchange rate
   changes on cash flow. . . . . . . . . . .              182,000            (274,000)            104,000             228,000
                                                   --------------        -------------       -------------       ------------
Net increase in cash and cash
   equivalents . . . . . . . . . . . . . . .           18,949,000          16,921,000          72,026,000          10,608,000
Cash and cash equivalents at
   beginning of period . . . . . . . . . . .          178,525,000          84,647,000         125,448,000          90,960,000
                                                   --------------        -------------       -------------       ------------
Cash and cash equivalents at end
   of period . . . . . . . . . . . . . . . .         $197,474,000        $101,568,000        $197,474,000        $101,568,000
                                                   --------------        -------------       -------------       ------------
                                                   --------------        -------------       -------------       ------------

(1) Restated due to pooling of interests transactions completed in the third quarter of 1996.

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1996 and their results of operations and cash flows for the three and nine-month periods ended September 30, 1996 and 1995. These Financial Statements should be read in conjunction with the Company's Current Report on Form 8-K filed on September 3, 1996.

Note 2

     Accumulated depreciation of fixed assets was $40,897,000 and $34,148,000 at September 30, 1996 and December 31, 1995, respectively. The accumulated amortization of cost assigned to contracts acquired was $443,290,000 and $365,636,000 at September 30, 1996 and December 31, 1995, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended September 30, 1996, the Company repurchased 445,400 shares of its common stock at a cost of $10,358,000. For the nine months ended September 30, 1996, common stock repurchases totaled 1,803,400 shares at a cost of $40,021,000. During the three and nine-month periods ended September 30, 1996, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                   Three Months               Nine Months
                                      Ended                      Ended
                                September 30, 1996         September 30, 1996
                                ------------------         ------------------

     Subordinated notes
      extinguished                   $  505,000               $17,437,000
     Cash proceeds received          $2,474,000               $19,682,000
     Shares issued                            -                         -
     Treasury shares reissued           221,366                 2,788,138



As of September 30, 1996, the Company held 692,192 treasury shares.

     As of September 30, 1996, 9,967,000 warrants and 7,129,000 stock options were outstanding at weighted average exercise prices of $20.40 and $16.16, respectively.

Note 4

     The Company acquired Rogge Global Partners Plc and Clay Finlay Inc. on August 28 and 29, 1996, respectively, in business combinations which have been accounted for as poolings of interests. Accordingly, the consolidated statement of income and the condensed consolidated statement of cash flows for the three and nine-month periods ended September 30, 1995, as well as the condensed consolidated balance sheet at December 31, 1995 were restated to include the accounts of Rogge Global Partners and Clay Finlay.

     Analytic Investment Management, Inc., an affiliated firm, acquired TSA Capital Management on January 31, 1996 in a transaction that was accounted for as a purchase. The Company also acquired OSV Partners, Provident Investment Counsel and

Pilgrim Baxter & Associates on April 22, 1996, February 15, 1995 and April 28, 1995, respectively, all in business combinations accounted for as purchases.

     If all the acquisitions described in the paragraphs above had been consummated on January 1, 1995 and if revenue sharing plans had been in effect and after certain other pro forma adjustments have been made, pro forma results of operations for the nine months ended September 30, 1996 and 1995 would have been as follows:

                                                  1996               1995
                                                  ----               ----

          Revenues                           $635,296,000      $549,249,000
          Net income                         $ 70,162,000      $ 57,973,000
          Primary earnings per share                 $.98              $.83
          Fully diluted earnings per share           $.97              $.82



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

     During the third quarter of 1996, UAM experienced a net increase in assets under management of $11.5 billion to a total of $166.5 billion as of September 30, 1996. Acquisitions completed during the quarter and investment performance added $9.5 billion and $3.3 billion, respectively. Net client cash flow for the quarter, a negative $1.3 billion, was higher than the prior quarter but significantly less than in the 1995 third quarter.


AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented 68% of the Company's total assets as of September 30, 1996. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 14% and 16% of the Company's operating expenses for the three and nine-month periods ended September 30, 1996, respectively. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases, where the principal assets acquired are the contracts which evidence the firms' ongoing relationships with their clients.

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

                       UNITED ASSET MANAGEMENT CORPORATION
                                OPERATING RESULTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

     The 1996 and 1995 results of operations have been restated to reflect the 1996 acquisitions of Rogge Global Partners Plc and Clay Finlay Inc. which have been accounted for as poolings of interests.

     Revenues increased 21% to $634,805,000 for the nine months ended September 30, 1996, from $525,112,000 for the first nine months of 1995 due to several factors. This increase is the result of acquisitions, as well as the impact of favorable portfolio performance achieved by UAM's affiliated firms partially offset by the effect of net client cash outflows. The revenues of Provident Investment Counsel, Pilgrim Baxter & Associates and OSV Partners, acquired February 15, 1995, April 28, 1995 and April 22, 1996, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 23% to $415,384,000 from $338,153,000 primarily reflecting the acquisitions described in the preceding paragraph and higher compensation and operating expenses earned at existing affiliates. The amortization of cost assigned to contracts acquired increased 13% to $77,654,000 from $68,432,000 primarily as a result of the acquisitions discussed above as well as an adjustment made during the first quarter of 1996 to the carrying value of a contract with an executive at a UAM affiliate who died in March 1996. After consideration of related insurance proceeds, this event did not have a material impact on the Company's consolidated results of operations.

     Interest expense decreased from $33,564,000 to $32,736,000, primarily due to the decrease in the Company's average senior debt level.

     Income before income tax expense increased 29% to $111,013,000 from $86,037,000, reflecting the net result of the circumstances discussed above. The Company's estimated annual effective tax rate, prior to restating for the pooling of interests transactions described above, approximated 43% for both of the nine month periods ended September 30, 1996 and 1995.

     Net income increased 31% to $63,369,000 from $48,370,000 reflecting the factors described above. Fully diluted earnings per share increased 28% to $.88 from $.69, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $1.07 from $.95 primarily as a result of the acquisitions described above.

                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1995

     The 1996 and 1995 results of operations have been restated to reflect the 1996 acquisitions of Rogge Global Partners Plc and Clay Finlay Inc. which have been accounted for as poolings of interests.

     Revenues increased 18% to $219,618,000 for the three months ended September 30, 1996, from $185,367,000 for the third quarter of 1995 due to several factors. This increase is the result of the overall increase in revenues due to positive portfolio performance achieved by UAM's affiliated firms as well as acquisition activity, partially offset by the effect of net client cash outflows. The revenues of OSV Partners, acquired April 22, 1996, have been included since its acquisition date.

     Compensation and related expenses together with other operating expenses increased 23% to $145,523,000 from $118,665,000 primarily reflecting the activity described above and higher compensation and operating expenses earned at existing affiliates. The amortization of cost assigned to contracts acquired decreased from $24,570,000 to $24,292,000.

     Interest expense decreased from $12,697,000 to $10,941,000, primarily due to the decrease in the Company's average senior debt level.

     Income before income tax expense increased 35% to $40,215,000 from $29,840,000, reflecting the net result of the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both the three month periods ended September 30, 1996 and 1995.

     Net income increased 35% to $23,005,000 from $17,059,000 reflecting the factors described above. Fully diluted earnings per share increased 33% to $.32 for the third quarter of 1996 from $.24 in the third quarter of 1995, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis increased to $.34 from $.33 primarily as a result of the activity described above.


                  CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company generated $149,242,000 and $50,475,000 in Operating Cash Flow (net income plus amortization and depreciation) for the nine and three-month periods ended September 30, 1996, respectively. The primary use of this Operating Cash Flow was to repurchase shares of the Company's common stock, to pay dividends to shareholders and to fund the costs of acquisitions. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of September 30, 1996, the Company had no borrowings outstanding under its $500,000,000 Revolving Credit Agreement.

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