Form 10-K405
period 1996-12-31
UNITED ASSET MANAGEMENT CORP
filed 1997-03-24
CIK 796370

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        (MARK ONE)
 [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          OR

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM           TO

        COMMISSION FILE NUMBER 1-9215

           ------------------------------------------------------

                     UNITED ASSET MANAGEMENT CORPORATION
           (Exact name of registrant as specified in its charter)

        DELAWARE                                                04-2714625)
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                          Identification Number

  ONE INTERNATIONAL PLACE                                           02110
    BOSTON, MASSACHUSETTS                                         (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code: (617) 330-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
 -------------------------------                      -------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by stockholders who are not directors or executive officers of the registrant was approximately $1.9 billion based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 10, 1997.

    Thenumber of shares of common stock, par value $.01, outstanding as of March 10, 1997 was 70,024,162.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain of the information called for by Parts I through IV of this report on Form 10- K is incorporated by reference from certain portions of (a) the Annual Report to Stockholders of the registrant for the year ended December 31, 1996, and (b) the Proxy Statement of the registrant filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 15, 1997. Such Report and Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    United Asset Management Corporation (UAM or the Company) is a holding company organized in December 1980 to acquire and own firms that provide investment advisory services primarily for institutional clients. The Company's 46 wholly owned subsidiaries (Affiliated Firms or Firms) operate in one business segment, that is, as investment advisers, managing both domestic and international investment portfolios for corporate, government and union benefit plans, endowments and foundations, mutual funds, and individuals. UAM intends to continue expanding through the internal growth of its present Affiliated Firms and through the acquisition or organization of additional firms in the future (see "Affiliated Firms"). In addition, UAM plans to continue to diversify, both domestically and internationally, with respect to both the classes of assets managed and client base.

    While UAM's Affiliated Firms primarily specialize in the management of U.S. equities, bonds and cash, other asset classes under management have grown significantly over recent years to include real estate, international securities and stable value assets.

    Advisory fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide the largest portion of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1996, no single client of any Affiliated Firm provided more than 4% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

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

    In addition to the Firms' individual efforts, UAM has established several distribution and client service organizations which are available to the Affiliated Firms to supplement the investment management services they provide. This is described more fully under "Method of Operation."

    UAM has revenue sharing plans with the Affiliated Firms which are described more fully under "Revenue Sharing." These agreements provide for UAM to derive increased or decreased revenues from each Affiliated Firm, based on a percentage of the change in each Firm's revenues from year to year, starting from a base amount agreed upon in the year of acquisition. These arrangements allow each Firm to set its own operating expense budget and compensation practices, limited by the share of revenues available to the Firm.

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

    In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 1997 Directory $4.4 trillion in assets under management in accounts of employee benefit plans, foundations and endowments within the United States as of mid-1996, which represents an average compound five-year annual growth rate of 10.8% since mid-1991. The largest institutional segment of assets under management is employee benefit plan assets. The 1997 Directory reported $4.1 trillion of employee benefit plan assets under management as of mid-1996, which represents an average compound five-year annual growth rate of 11.0% since mid-1991.

    The employee benefit plan market includes two principal sectors: defined benefit and defined contribution plans. The majority of U.S. retirement plan assets are in defined benefit plans, which assure employees of a particular level of pension benefits when they retire. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986 (the Code) require employers to fund their defined benefit plans sufficiently to generate the benefits they have promised. However, the Code also discourages overfunding of defined benefit plans by employers by limiting tax deductions for contributions to fully funded plans. In management's opinion, high investment returns experienced in the 1980s and thus far in the 1990s have resulted in many defined benefit retirement plans reaching or exceeding their full funding limits based on actuarial calculations; therefore, many employers ceased to contribute additional cash to the plans. However, if the value of plan assets declines due to market factors, or if sustained periods of low interest rates cause an increase in the actuarial value of plan liabilities, employers will generally be obligated to step up contributions to their defined benefit pension plans. This counter-cyclical funding pattern for defined benefit plans helps to smooth out fluctuations in the growth of plan assets under management by firms that provide investment advisory services to sponsors of defined benefit plans, and therefore, it helps to moderate fluctuations in the revenues of these investment managers. Under defined contribution plans, on the other hand, employers may contribute to their employees' retirement funds on a tax-advantaged basis, but individual employees generally decide how their plan assets will be invested. Defined contribution plans are the fastest growing sector of the employee benefit plan market.

    The number and size of investment management firms which UAM would consider acquiring have grown in the past five years. The 1992 Money Market Directory showed 1,147 investment advisory firms (including branch offices) within the United States managing $3.1 trillion as of mid-1991. The 1997 Directory showed 1,346 such firms (including branch offices) within the United States managing approximately $7.9 trillion of assets as of mid-1996, which represents an average compound five-year annual growth rate of 20.7% over the corresponding assets of mid-1991.

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

    Management believes that the most important factors affecting competition in the investment management industry are the abilities and reputations of investment managers, differences in the investment performance of investment management firms and the development of new investment strategies, access to channels of distribution, information technologies and client service capabilities.

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

    UAM'S ACQUISITION PROGRAM

    Since its inception, UAM has sought to acquire or to organize institutional investment management firms. Once it acquires or organizes such firms, UAM seeks to preserve their autonomy by allowing their key employees to retain control of investment decisions and manage day-to-day operations. When an Affiliated Firm is acquired from employee-stockholders, the former stockholders receive the added benefits of a more diversified company by virtue of their equity ownership in UAM.

    UAM conducts its own acquisition activities rather than relying primarily upon outside agents to find and develop acquisition candidates for it. UAM's activities include regular mailing and calling programs through which UAM seeks to contact and visit potential acquisition candidates on a regular basis. UAM is willing to use finders to locate suitable candidates and has paid finders' fees on four occasions. Once acquisition negotiations begin, UAM utilizes its own staff and outside legal counsel to negotiate price, terms and the wording of specific documents required. Typically, a definitive purchase agreement is signed and then clients of the firm to be acquired are contacted by principals of that firm in order to obtain the client's consent to the assignment of its advisory contract as required by the Investment Advisers Act of 1940. Once sufficient consents have been received, the acquisition is completed. Consent of all of a firm's clients has been obtained in connection with virtually all of UAM's acquisitions to date. To complete the acquisition or organization of a non-U.S. firm, regulatory approval may be required in the host country.

    After acquisition by UAM, Affiliated Firms continue to operate under their own firm name, with their own leadership and individual investment philosophy and approach. UAM seeks to achieve diversity by acquiring investment management firms having different investment philosophies and strategies and specializing in different asset classes. In addition, UAM has acquired or organized firms at various stages of development, from start-up to relatively mature firms and has acquired both employee-owned firms and subsidiaries or divisions of financial institutions.

    UAM has observed that the major reasons that employee-owned firms consider selling to UAM include: (a) the high value of the firm relative to its principals' total net worth; (b) the need for liquidity on the part of the principals; (c) their desire for diversification and a reduction in their exposure to a single firm's results; (d) their autonomy after acquisition; and (e) increasingly, the access to channels of distribution provided by UAM's service firms. Substantially all the key employees of Affiliated Firms continue to be actively involved in their firms long after their acquisition by UAM.

    In purchasing investment management firms, UAM has structured the transactions to create incentives for key personnel to remain with their firm after the expiration of their employment agreements. The key employees have entered into employment and non-competition agreements for terms ranging primarily from five to 12 years, which also prohibit the employees from competing with their firm for a substantial period after termination of employment. Most of the key employees of the Affiliated Firms were stockholders of such firms prior to their acquisition by UAM. In connection with the purchases, the former stockholders and/or key employees have typically received consideration in the form of cash, subordinated notes and warrants to purchase UAM common stock, or UAM common stock. The subordinated notes, most of which may be used to exercise the warrants, generally have terms between five and 10 years. The key employees of each Affiliated Firm also participate directly, through revenue sharing, in revenues of their firm and meet the firm's expenses from their share of these revenues, as described more fully under "Revenue Sharing."

    UAM has over the past several years identified a substantial number of institutional investment management firms both domestically and internationally which it believes may be candidates for future acquisition on the basis of an evaluation of their personnel, investment approach, client base, revenues and profitability.

    To fund acquisitions, the Company utilizes its existing capital, together with Operating Cash Flow (net income plus amortization and depreciation) and borrowings available under the $500,000,000 Reducing Revolving Credit Agreement (as more fully described in Note 3 to the Consolidated Financial Statements; also see Items 8 and 14 of this Form 10-K). Such borrowings are secured by the stock of the Company's subsidiaries.

    METHOD OF OPERATION

    UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm continues to provide investment management services which meet the particular needs of the Firm's clients. UAM provides assistance to the Affiliated Firms in connection with the preparation of separate company financial statements, tax matters, insurance and maintenance of a company-wide profit sharing retirement plan. In addition, UAM has an operations group and a marketing and services strategies group composed of senior officers of the Company who are responsible for establishing new marketing and service organizations, creating growth incentives and encouraging the undertaking of new projects and programs by the Affiliated Firms. Upon request, the Operations Group is also available to assist Affiliated Firms in planning for future growth and management development, particularly with respect to succession planning. The Company also sponsors seminars and meetings for executives from each of the Affiliated Firms and from UAM which serve as forums for sharing business information.

    In recent years, UAM has established a number of organizations that augment the marketing and client service capabilities of its Affiliated Firms.

    UAM Retirement Plan Services, Inc., formerly known as Regis Retirement Plan Services, was established to participate in the growth of the defined contribution plan sector of the market. This affiliate designs and markets bundled defined-contribution plan services, including investment management capabilities through UAM Funds portfolios, in addition to offering employee education, recordkeeping and trustee services to the sponsors of these plans.

    United Asset Management (Japan), Inc. offers the diverse investment management services of the Affiliated Firms to the Japanese institutional market. It has been registered in Japan as a non-discretionary adviser and received approval in 1996 from the Ministry of Finance to offer fully discretionary investment management services to Japanese institutional investors. The new license allows UAM (Japan) to market to and service institutional clients directly.

    UAM Investment Services, Inc. provides multi-product and global capabilities to large defined-benefit pension plans and other major institutional investors such as insurance companies, as well as to financial planners, on behalf of the Affiliated Firms. It provides a single convenient channel through which clients, both domestically and abroad, can utilize the many investment management products offered by the Affiliated Firms.

    UAM Funds, Inc., a series mutual fund, allows Affiliated Firms to open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1996, 19 of the Affiliated Firms had opened 39 UAM Funds portfolios, and such portfolios held assets totaling $2.4 billion.

    UAM Fund Services, Inc. oversees service providers used by UAM Funds,
Inc. and, upon request, by separate fund families offered by Affiliated Firms.

    UAM believes that the professional independence of the Affiliated Firms and the continuing diversification of investment philosophies and approaches within the Company are necessary ingredients of UAM's success and that of the Affiliated Firms. Most key employees of each Affiliated Firm at the time of acquisition by UAM have continued with their Firm in accordance with employment agreements executed in connection with each acquisition, have remained on their Firm's Board of Directors, and have continued to serve as its executive officers. Each Affiliated Firm's directors and officers are responsible for reviewing their respective Firm's results, plans and budgets. UAM intends to continue the method of operation described above as it acquires or organizes additional firms.

    REVENUE SHARING

    UAM operates with the Affiliated Firms UNDER REVENUE SHARING PLANS. Such plans permit each Firm to retain a specified percentage of its revenues (typically 50-70%) for use by its principals at their discretion in paying expenses of operations, including salaries and bonuses. The purposes of the plans are to provide significant ongoing incentives for the principals of the Affiliated Firms to continue working as they did prior to the sale of their firm to UAM, to support their autonomy, and to allow UAM to participate in the growth of revenues of each Affiliated Firm. The plans are designed to allow each Firm's principals to participate in that Firm's growth in a substantial manner and to make operating decisions freely within the limits of that portion of the Firm's revenues which is retained by the Firm. In effect, the portion of its revenues retained by each Firm that is not used to pay salaries and other operating expenses is available for payment to the principals and other key employees of such Firm in the form of bonuses. The portion of Affiliated Firm revenues retained by the Firms and used to pay salaries and bonuses and to fund operating expenses is included in the Company's Consolidated Statement of Income.

    Under each agreement, when an Affiliated Firm is acquired by UAM, the base revenues of the Firm are established, and a share of such revenues is allocated to UAM, with the balance being the acquired Firm's share of revenues. In addition, agreement is reached on the Firm's and UAM's respective percentage shares of changes in such Firm's revenues compared to its base revenues. The Affiliated Firm is required to pay for all of its business expenses out of its share of revenues. Each year, the amount of the Affiliated Firm's revenues that is paid to UAM and the amount that is retained by the Firm are adjusted upwards in the case of growth in such Firm's revenues over its base, or downwards in the case of decreases in such Firm's revenues below its base, by applying the agreed-upon percentages to the total increase or decrease in the Firm's revenues. Under most of the existing revenue sharing agreements, UAM's share of increases above a Firm's base revenues is between 30% and 50%, and UAM's share of decreases below a Firm's base revenues is between 50% and 70%. Thus, in any year in which the Affiliated Firm's revenues increase over its base revenues, the Firm retains a portion of such additional amounts to use as its principals may decide. The balance of the increase in the Affiliated Firm's revenues is paid to UAM, in addition to UAM's share of such Firm's base revenues. In any year in which the Affiliated Firm's revenues decrease to a level below its base revenues, the Firm's share of its base revenues is reduced by the Firm's portion of the decrease, and therefore, the Firm may need to reduce its expenses. Similarly, the revenue sharing amount paid to UAM will be reduced by UAM's share of any decline in the Affiliated Firm's revenues below its base.

    In addition to revenue sharing with its Affiliated Firms, UAM has designed several incentive programs to reward business growth, client retention, investment performance and managerial development. Incentives awarded under these programs are paid in the form of cash, stock options, incentive units or some combination thereof.

    AFFILIATED FIRMS

    Each of the Affiliated Firms conducts its own marketing, client relations, research, portfolio management and administrative functions. Each Firm sets its own investment advisory fees and manages its business independently on a day-to-day basis.

    The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from firm to firm. As a consequence, more than one Affiliated Firm may be retained by a single client since many clients employ multiple investment advisers. The strategies employed and securities selected by Affiliated Firms are separately chosen by each of them, with the result that any one Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $12.6 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research, acquisition and disposition, financing and asset and property management. In addition, another Affiliated Firm, with $8.3 billion of assets under management at year end, manages stable value asset portfolios such as guaranteed investment contracts (GICs) and synthetic GICs.

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

    On December 31, 1996, UAM's 46 Affiliated Firms had 6,055 clients with $171.0 billion of assets under management for an average account size of $28.2 million. On a fee basis, the 20 largest clients represented 14% of total revenues and the 100 largest clients represented 26%. The client list includes many of the largest corporate, government, charitable and union funds in the U.S. and abroad, along with several families of mutual funds and many individuals and professional groups. Additional information regarding the number of clients and types and amounts of assets under management is found in the table on page 52 of the Company's 1996 Annual Report to Shareholders (the Annual Report), which table is incorporated herein by reference.

    The following table summarizes UAM's asset mix:

                                          ASSETS UNDER MANAGEMENT AT DECEMBER 31,
                                  ------------------------------------------------------
(IN $ MILLIONS)                        1994                 1995               1996
-------------------------------   ---------------     ---------------    ---------------
U.S. Equities                     $ 52,546    50%     $ 84,465    59%    $ 99,814    58%
U.S. Bonds and Cash                 20,530    20        25,130    18       27,266    16
International Securities            10,587    10        10,897     8       21,764    13
Real Estate                         13,389    13        14,227    10       13,909     8
Stable Value                         6,994     7         7,405     5        8,274     5
                                  --------   ---      --------   ---     --------   ---
                                  $104,046   100%     $142,124   100%    $171,027   100%
                                  --------   ---      --------   ---     --------   ---
                                  --------   ---      --------   ---     --------   ---

    As previously described, each Affiliated Firm is responsible for and provides its own marketing of its investment management services. Typically, one or more of the employees at each Firm is responsible for making an initial contact with prospective clients. Most Firms have brochures describing the Firm, its principals and its investment approach. These brochures are mailed to prospective clients. In addition, clients are solicited by telephone and in person. Once an initial contact is made, face-to-face meetings between the principals of such Firm and the prospective client take place at which investment philosophy, management fees and a variety of other related matters are discussed.

    REGULATION

    UAM's domestic investment advisory subsidiaries are registered with and subject to regulation by the Securities and Exchange Commission (the SEC) under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company's foreign investment advisory affiliates are members of or subject to certain self-regulatory bodies or other regulatory agencies. The Company's brokerage subsidiaries are registered as broker-dealers with the SEC under the Securities Exchange Act of 1934 and, where applicable, under state securities laws, and are regulated by the SEC, state securities administrators and the National Association of Securities Dealers, Inc. Three Affiliated Firms are regulated by the Commodities Futures Trading Commission, and among the Affiliated Firms are three trust companies which are subject to regulation by the Office of Comptroller of the Currency or applicable state law.

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

    The officers, directors and employees of UAM's Affiliated Firms may from time to time own securities which are also owned by one or more of their clients. Each such Firm has internal guidelines and codes of ethics with respect to individual investments, and requires reporting of securities transactions and restricts certain transactions so as to minimize possible conflicts of interest.

    UAM's Affiliated Firms as of December 31, 1996 are listed below in the order in which they were acquired or organized.

                                                       PRINCIPAL               ACQUIRED
AFFILIATED FIRM                                        LOCATION              OR ORGANIZED
--------------------------------------------        -----------------       -------------
Nelson, Benson & Zellmer, Inc.                      Denver, CO              August 1983
Chicago Asset Management Company                    Chicago, IL             October 1983
Hamilton, Allen & Associates, Inc.                  Atlanta, GA             February 1984
Hellman, Jordan Management Company, Inc.            Boston, MA              August 1984
Thompson, Siegel & Walmsley, Inc.                   Richmond, VA            December 1984
Sterling Capital Management Company                 Charlotte, NC           December 1984
Analytic-TSA Global Asset Management, Inc.(1)       Los Angeles, CA         May 1985
Northern Capital Management, Inc.                   Madison, WI             January 1986
Cooke & Bieler, Inc.                                Philadelphia, PA        February 1986
Fiduciary Management Associates, Inc.               Chicago, IL             June 1986
Investment Counselors of Maryland, Inc.             Baltimore, MD           December 1986
Hagler, Mastrovita & Hewitt, Inc.                   Boston, MA              December 1986
Rothschild/Pell, Rudman & Co., Inc.                 Baltimore, MD           December 1986
Rice, Hall, James & Associates                      San Diego, CA           May 1987
C.S. McKee & Company, Inc.                          Pittsburgh, PA          August 1987
Hanson Investment Management Company                San Rafael, CA          August 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.           Dallas, TX              January 1988
Sirach Capital Management, Inc.(2)                  Seattle, WA             January 1989
Dewey Square Investors Corporation                  Boston, MA              May 1989
The Campbell Group, Inc.                            Portland, OR            May 1989
Cambiar Investors, Inc.                             Englewood, CO           August 1990
Newbold's Asset Management, Inc.                    Bryn Mawr, PA           September 1990
First Pacific Advisors, Inc.                        Los Angeles, CA         June 1991
Spectrum Asset Management, Inc.                     Stamford, CT            November 1991
Acadian Asset Management, Inc.                      Boston, MA              February 1992
The L&B Group                                       Dallas, TX              June 1992
NWQ Investment Management Company                   Los Angeles, CA         October 1992
Tom Johnson Investment Management, Inc.             Oklahoma City, OK       December 1992
UAM Retirement Plan Services, Inc.(3)               New York, NY            February 1993
Pell, Rudman & Co., Inc.                            Boston, MA              March 1993
Ki Pacific Asset Management                         London, England         June 1993
Heitman Financial Ltd.                              Chicago, IL             August 1993
Murray Johnstone Limited                            Glasgow, Scotland       November 1993
GSB Investment Management, Inc.                     Fort Worth, TX          December 1993
Dwight Asset Management Company                     Burlington, VT          January 1994
Investment Research Company                         San Diego, CA           February 1994
Suffolk Capital Management, Inc.                    New York, NY            July 1994
United Asset Management (Japan), Inc.               Tokyo, Japan            October 1994
UAM Investment Services, Inc.                       Boston, MA              January 1995
Provident Investment Counsel                        Pasadena, CA            February 1995
Pilgrim Baxter & Associates                         Wayne, PA               April 1995
Jacobs Asset Management                             Fort Lauderdale, FL     July 1995
UAM Fund Services, Inc.                             Boston, MA              October 1995
OSV Partners                                        Greenwich, CT           April 1996
Rogge Global Partners Plc                           London, England         August 1996
Clay Finlay Inc.                                    New York, NY            August 1996

------------------------

(1) During 1996, Analytic Investment Management, Inc., with UAM's assistance, acquired TSA Capital Management, Inc., and changed its name, and Alpha Global Fixed Income Managers became affiliated with AnalyticTSA Global Asset Management, Inc.

(2) During 1996, Sirach Capital Management, Inc. merged with Olympic Capital Management, Inc., an existing UAM Affiliate. The combined Firms operate under the name of Sirach Capital Management, Inc.

(3) During 1996, Regis Retirement Plan Services changed its name to UAM Retirement Plan Services, Inc.

    EMPLOYEES

    The UAM holding company has 57 employees, 11 of whom are executive officers of UAM (see Item 10, Directors and Executive Officers). Each Affiliated Firm employs its own investment advisory, marketing and client service, administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with the rules of various regulatory agencies (see "Affiliated Firms" and "Regulation" on pages 6 and 7, respectively). At December 31, 1996, the Company, as a whole, employed 2,343 persons. These numbers exclude 1,347 individuals who are employed by the property management subsidiaries of The L&B Group and Heitman Financial Ltd. and whose total compensation is billed directly to clients of these affiliates.

ITEM 2. PROPERTY

    UAM's only offices are its executive offices in Boston, Massachusetts, which occupy approximately 22,000 square feet under a lease which expires in 2002. Affiliated Firms are likewise lessees of their respective offices under leases which expire at various dates.

ITEM 3. LEGAL PROCEEDINGS

    Certain of the Company's subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations nor its consolidated cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    As of December 31, 1996, there were 460 stockholders of record. As of March 10, 1997, there were 496 stockholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 72 of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to the "Eleven Year Review" appearing on pages 56 and 57 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis" appearing on pages 53 through 55 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" on page 72 of the Annual Report, "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" appearing on pages 58 through 70 of the Annual Report and the "Report of Independent Accountants" on page 71 of the Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors--Nominees for Election as Directors" and "Executive Compensation--Executive Officers" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation--Summary Compensation Table," "Executive Compensation--Option Grants in 1996," "Executive Compensation -Aggregated Option Exercises in 1996 and Option Values at December 31, 1996," "Executive Compensation - Compensation Committee Report," "Company Stock Performance" and "Election of Directors--Directors' Fees" included in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the section entitled "Voting Securities" included in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the section entitled "Election of Directors--Certain Transactions" included in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K

    (a) 1. Financial Statements

    The following consolidated financial statements of United Asset Management Corporation and report of independent accountants, included on pages 58 through 71 of the Annual Report, are incorporated herein by reference as a part of this Form 10-K:

                                                                Page(s) in the
Title                                                            Annual Report
---------                                                       --------------
Report of Independent Accountants                                     71
Consolidated Balance Sheet as of December 31, 1996
  and 1995                                                            58
Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1996                   59
Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1996                   60
Consolidated Statement of Changes in Stockholders'
  Equity for each of the three years in the period
  ended December 31, 1996                                             61
Notes to Consolidated Financial Statements                        62--70

2. FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statement schedule and report of independent accountants are filed as a part of this Form 10-K and are located on the following pages:

                                                                PAGE
                                                               ------
Report of Independent Accountants on                             F-1
  Financial Statement Schedule

Schedule VIII      Valuation and Qualifying Accounts
                   for each of the three years in the
                   period ended December 31, 1996                F-3

    All other schedules have been omitted since they are not required, not applicable or the information is contained in the Financial Statements or Notes thereto.

     3. EXHIBITS

     Exhibit
     Number    Title
     --------  ------
(1)   3.1      Restated Certificate of Incorporation of the Registrant.

      3.2      Amended and Restated By-Laws of the Registrant.

(2)   4.1      Specimen Certificate of Common Stock, $.01 par value, of the
               Registrant.

(3)   4.2      Agreement to furnish copies of subordinated debt instruments to the Commission.

      9.0      Not Applicable.

(4)  10.1      Acquisition Agreement by and among United Asset Management
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

(1)  10.3      Second Amended and Restated Reducing Credit Agreement dated as of November 18, 1994, among United Asset Management
               Corporation, the banks parties thereto, Morgan Guaranty Trust
               Company of New York, as Agent, and The First National Bank of
               Boston, as Collateral Agent.

(5)  10.4      Note Purchase Agreement dated as of August 1, 1995.

(5)  10.5      First Amendment and consent dated as of August 1, 1995 to the
               Second Amended and Restated Credit Agreement dated as of
               November 18, 1994.

(6)  10.6      Amended and Restated Credit Agreement dated as of April 19, 1996.

(7)  10.7      United Asset Management Corporation Profit Sharing and 401(k)
               Plan dated as of May 11, 1989 and amended and restated as of November 26, 1990.

(8)  10.8      Revised First Amendment to United Asset Management Corporation
               Profit Sharing and 401(k) Plan effective as of January 1, 1992.

(8)  10.9      Second Amendment to United Asset Management Corporation Profit
               Sharing and 401(k) Plan effective as of January 1, 1993.

(1)  10.10     Third Amendment to United Asset Management Corporation Profit
               Sharing and 401(k) Plan effective as of January 1, 1994.

     Exhibit
     Number    Title
     --------  ------
(9)   10.11     Fourth Amendment to United Asset Management Corporation Profit
                Sharing and 401(k) Plan effective as of January 1, 1995.

(1)   10.12     1994 Stock Option Plan.

(1)   10.13     1994 Eligible Directors Stock Option Plan.

(9)   10.14     United Asset Management Corporation Deferred Compensation
                Plan effective January 1, 1994.

(10)  10.15     Consulting Agreement between United Asset Management
                Corporation and David I. Russell dated as of January 1, 1993.

(11)  10.16     First Amendment to Consulting Agreement between United Asset
                Management Corporation and David I. Russell dated as of
                June 17, 1996.

       11.1     Calculation of Earnings Per Share.

       12.0     Not Applicable.

       13.1     Annual Report to Stockholders for the Year Ended
                December 31, 1996.

       16.0     Not Applicable.

       18.0     Not Applicable.

       21.1     Subsidiaries of the Registrant.

       22.0     Not Applicable.

       23.1     Consent of Independent Accountants.

       24.0     Not Applicable.

       27.0     Financial Data Schedule for the Year Ended December 31, 1996.

       28.0     Not Applicable.

     NOTES TO EXHIBIT LISTING

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

   (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

   (7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

  (10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  (11) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

 Location of Documents Pertaining to Executive Compensation Plans and
 Arrangements:

  (1)  1994 Stock Option Plan, Exhibit 10.12 to this Form 10-K.

  (2)  1994 Eligible Directors Stock Option Plan, Exhibit 10.13 to this
       Form 10-K.

  (3) United Asset Management Corporation Deferred Compensation Plan effective January 1, 1994, Exhibit 10.14 to this Form 10-K.

  (4) Consulting Agreement between United Asset Management Corporation and David I. Russell dated as of January 1, 1993--Form 10-K for fiscal year ended December 31, 1992, Exhibit 10.15 to this Form 10-K.

  (5) First Amendment to Consulting Agreement between United Asset Management Corporation and David I. Russell dated as of June 17, 1996,
       Exhibit 10.16 to this Form 10-K.

(b) Reports on Form 8-K

    A report on Form 8-K was filed on December 30, 1996. The item reported was as follows:

    ITEM 5. OTHER EVENTS.

    The report addressed the December 27, 1996 Revenue Agent's Report proposing adjustments to UAM's federal income tax returns for the years ending December 31, 1984 through 1992.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED ASSET MANAGEMENT CORPORATION
                                ---------------------------------------------
                                                                 (Registrant)

Date: March 18, 1997            By    /s/ Norton H. Reamer
                                   --------------------------------
                                      Norton H. Reamer
                                      President and
                                      Chief Executive Officer

                                By    /s/ William H. Park
                                    --------------------------------
                                      William H. Park
                                       Executive Vice President and
                                       Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     /s/ NORTON H. REAMER
------------------------------         Director               March 18, 1997
      (Norton H. Reamer)

     /s/ HAROLD J. BAXTER
------------------------------          Director              March 18, 1997
      (Harold J. Baxter)

      /s/ JOHN K. DWIGHT
------------------------------          Director               March 18, 1997
       (John K. Dwight)

   /s/ ROBERT J. GREENEBAUM
------------------------------          Director               March 18, 1997
    (Robert J. Greenebaum)

       /s/ JAY O. LIGHT
------------------------------          Director               March 18, 1997
        (Jay O. Light)

     /s/ JOHN F. MCNAMARA
------------------------------          Director               March 18, 1997
      (John F. Mcnamara)

     /s/ DAVID I. RUSSELL
------------------------------          Director               March 18, 1997
      (David I. Russell)

     /s/ PHILIP SCATURRO
------------------------------          Director               March 18, 1997
      (Philip Scaturro)

      /s/ JOHN A. SHANE
------------------------------          Director               March 18, 1997
       (John A. Shane)

    /s/ BARBARA S. THOMAS
------------------------------          Director               March 18, 1997
     (Barbara S. Thomas)

    /s/ C. GILES H. WEAVER
------------------------------          Director               March 18, 1997
     (C. Giles H. Weaver)

     /s/ JOHN S. WILLIAMS
------------------------------          Director               March 18, 1997
      (John S. Williams)

                                                                    Exhibit 11.1

                        UNITED ASSET MANAGEMENT CORPORATION
                         CALCULATION OF EARNINGS PER SHARE
                       --------------------------------------
                      (In thousands, except per-share amounts)
-------------------------------------------------------------------------------
                                                Year Ended December 31,
                                           1996       1995(1)(2)    1994(1)(2)
-------------------------------------------------------------------------------
Common and common equivalent shares:
  Net income                             $ 97,822      $ 67,256      $ 60,385
  Adjustments thereto (3)                     213         3,254             -
-------------------------------------------------------------------------------
  Adjusted net income                    $ 98,035      $ 70,510      $ 60,385
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Average shares outstanding               68,791        67,985        63,755
  Adjustments thereto (3)                   3,564         4,637         2,881
-------------------------------------------------------------------------------
  Shares used in computation               72,355        72,622        66,636
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Per share                                   $1.35          $.97          $.91
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Common shares - assuming full dilution:
  Net income                             $ 97,822      $ 67,256      $ 60,385
  Adjustments thereto (3)                       -         3,100             -
-------------------------------------------------------------------------------
  Adjusted net income                    $ 97,822      $ 70,356      $ 60,385
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Average shares outstanding               68,791        67,985        63,755
  Adjustments thereto (3)                   4,840         4,637         2,895
-------------------------------------------------------------------------------
  Shares used in computation               73,631        72,622        66,650
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Per share                                   $1.33          $.97          $.91
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(1) Restated due to pooling of interests transactions completed in the third quarter of 1996.
(2) Historical share and per-share figures restated for the two-for-one common stock split effective June 7, 1996.
(3) Adjustments relate to application of modified treasury stock method.

                  UNITED ASSET MANAGEMENT CORPORATION           Exhibit 21.1
                     SUBSIDIARIES OF THE REGISTRANT

                                                   JURISDICTION OF          FINANCIAL
AFFILIATED FIRM                                  ORGANIZATION               STATEMENTS
-----------------------------------------------  ---------------------   ----------------

Acadian Asset Management, Inc.                   Massachusetts             Consolidated
Analytic-TSA Global Asset Management, Inc.       California                Consolidated
Barrow, Hanley, Mewhinney & Strauss, Inc.        Nevada                    Consolidated
Cambiar Investors, Inc.                          Colorado                  Consolidated
The Campbell Group, Inc.                         Delaware                  Consolidated
Chicago Asset Management Company                 Delaware                  Consolidated
Clay Finlay Inc.                                 New York                  Consolidated
Cooke & Bieler, Inc.                             Pennsylvania              Consolidated
Dewey Square Investors Corporation               Delaware                  Consolidated
Dwight Asset Management Company                  Delaware                  Consolidated
Fiduciary Management Associates, Inc.            Delaware                  Consolidated
First Pacific Advisors, Inc.                     Massachusetts             Consolidated
GSB Investment Management, Inc.                  Delaware                  Consolidated
Hagler, Mastrovita & Hewitt, Inc.                Delaware                  Consolidated
Hamilton, Allen & Associates, Inc.               Delaware                  Consolidated
Hanson Investment Management Company             California                Consolidated
Heitman Financial Ltd.                           Delaware                  Consolidated
Heitman Properties Ltd.(1)                       Illinois                  Consolidated
Heitman Capital Management Corporation           Illinois                  Consolidated
Hellman, Jordan Management Company, Inc.         Delaware                  Consolidated
Investment Counselors of Maryland, Inc.          Maryland                  Consolidated
Investment Research Company                      Illinois                  Consolidated
Jacobs Asset Management                          Delaware                  Consolidated
Tom Johnson Investment Management, Inc.          Massachusetts             Consolidated
Ki Pacific Asset Management, Inc.                Delaware                  Consolidated
L&B Realty Advisors, Inc. (The L&B Group)        Delaware                  Consolidated
  L&B Institutional Property Managers, Inc.(2)   Delaware                  Consolidated
  L&B Real Estate Counsel                        Texas                     Consolidated
C.S. McKee & Company, Inc.                       Pennsylvania              Consolidated
Murray Johnstone Limited                         Scotland                  Consolidated
Nelson, Benson & Zellmer, Inc.                   Colorado                  Consolidated
Newbold's Asset Management, Inc.                 Pennsylvania              Consolidated
Northern Capital Management, Inc.                Wisconsin                 Consolidated
NWQ Investment Management Company                Massachusetts             Consolidated
OSV Partners                                     Delaware                  Consolidated
Pell, Rudman & Co., Inc.                         Delaware                  Consolidated
Pilgrim Baxter & Associates                      Delaware                  Consolidated
Provident Investment Counsel                     Massachusetts             Consolidated
Rice, Hall, James & Associates                   California                Consolidated
Rogge Global Partners Plc                        United Kingdom            Consolidated
Rothschild/Pell, Rudman & Co., Inc.              Maryland                  Consolidated
Sirach Capital Management, Inc.                  Washington                Consolidated
Spectrum Asset Management, Inc.                  Connecticut               Consolidated
Sterling Capital Management Company              North Carolina            Consolidated
Suffolk Capital Management, Inc.                 Delaware                  Consolidated
Thompson, Siegel & Walmsley, Inc.                Virginia                  Consolidated
UAM Fund Distributors, Inc.                      Massachusetts             Consolidated
UAM Fund Services, Inc.                          Delaware                  Consolidated
UAM Investment Services, Inc.                    Delaware                  Consolidated
UAM Retirement Plan Services, Inc.               Delaware                  Consolidated
United Asset Management (Japan), Inc.            Delaware                  Consolidated

------------------------

All of the Registrant's subsidiaries do business under the respective names indicated above and are wholly owned.

(1) Heitman Properties Ltd. has 40 wholly owned property management subsidiaries operating in the U.S.

(2) L&B Institutional Property Managers, Inc. has 6 wholly owned property management subsidiaries operating in the U.S.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of United Asset Management Corporation

    Our audits of the consolidated financial statements referred to in our report dated February 10, 1997 appearing on page 71 of the 1996 Annual Report to Stockholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
----------------------------------
PRICE WATERHOUSE LLP
Boston, Massachusetts
February 10, 1997

                                                                  Exhibit 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-63350, 33-52517, 33-57049, 33-64449, 333-11395 and 333-11397) and in the
Registration Statements on Form S-8 (Nos. 33-10621, 33-21756, 33-34288, 33-48858 and 33-54233) of United Asset Management Corporation of our report dated February 10, 1997 appearing on page 71 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

/s/ Price Waterhouse LLP
---------------------------------
PRICE WATERHOUSE LLP
Boston, Massachusetts
March 21, 1997


                                                                                                                  Schedule VIII


                    UNITED ASSET MANAGEMENT CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
                   -------------------------------------
                              (in $ thousands)

                                                        COST ASSIGNED
                                                    TO CONTRACTS ACQUIRED                      ACCUMULATED AMORTIZATION
                                            --------------------------------------  -----------------------------------------------
                               WEIGHTED
                 RANGE OF       AVERAGE                                                                                    ENDING
                 ESTIMATED     ESTIMATED                                                                                  TAX
                 REMAINING     REMAINING                                                        CHARGED TO               BALANCE
                   LIVES         LIVES       BEGINNING    ADDITIONS     ENDING     BEGINNING   OPERATIONS     ENDING    IN EXCESS
FIRM            (IN YEARS)    (IN YEARS)      BALANCE     AND OTHER    BALANCE      BALANCE     AND OTHER    BALANCE     OF BOOK
--------------  -----------  -------------  ----------   ----------   ----------  ----------  -----------  ----------  ----------
1994
----
BHM&S               8-9            8        $  106,088    $     --    $  106,088   $ 41,640    $  7,284     $ 48,924   $ 14,774
HFL                 4-22          15                --     212,668       212,668         --       1,142        1,142         --
NWQ                 2-11          10            96,076          --        96,076      9,675       8,077       17,752     16,788
All Others          1-20           8           477,619      36,123       513,742    166,763      37,863      204,626     54,663
                                            ----------    --------    ----------   --------    --------     --------   --------
                                            $  679,783    $248,791    $  928,574   $218,078    $ 54,366     $272,444   $ 86,225
                                            ----------    --------    ----------   --------    --------     --------   --------
                                            ----------    --------    ----------   --------    --------     --------   --------
1995
----
HFL                 3-21          14        $  212,668    $  7,748    $  220,416    $  1,142   $ 14,678     $ 15,820   $     --
NWQ                 1-10           9            96,076          --        96,076      17,752      8,077       25,829     21,620
PBA                 5-17          15                --     104,605       104,605          --      4,293        4,293        789
PIC                 3-23          18                --     347,307       347,307          --     16,309       16,309      5,344
All Others          1-19           7           619,830      14,682       634,512     253,550     49,835       303,38     76,095
                                            ----------    --------    ----------    --------   --------     --------   --------
                                            $  928,574    $474,342    $1,402,916    $272,444   $ 93,192     $365,636   $103,848
                                            ----------    --------    ----------    --------   --------     --------   --------
                                            ----------    --------    ----------    --------   --------     --------   --------

1996
----
HFL                 2-20          13      $    220,416    $     --    $  220,416    $ 15,820   $ 14,712     $ 30,532   $  2,621
PBA                 4-16          14           104,605      12,528       117,133       4,293      6,601       10,894      1,129
PIC                 2-22          16           347,307        (167)      347,140      16,309     19,591       35,900      9,102
All Others          1-18           5           730,588      (6,216)      724,372     329,214     61,031      390,245     91,650
                                            ----------    --------    ----------    --------   --------     --------   --------
                                            $1,402,916    $  6,145    $1,409,061    $365,636   $101,935     $467,571   $104,502
                                            ----------    --------    ----------    --------   --------     --------   --------
                                            ----------    --------    ----------    --------   --------     --------   --------