Form 10-Q
period 1997-03-31
UNITED ASSET MANAGEMENT CORP
filed 1997-05-07
CIK 796370

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

    (MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE PERIOD ENDED MARCH 31, 1997             OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                  TO
    Commission File Number 1-9215


                     -------------------------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    _X__Yes  ____NO

    The number of shares of common stock outstanding as of May 1, 1997 was 69,719,390.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Page F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Page F-5 to F-7)

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Certain of the Company's subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advise received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations nor its consolidated cash flows.

Item 2.  Changes in Securities.
         On February 28, 1997, UAM issued Warrants to the former owners of Pilgrim Baxter & Associates, resulting from a contingent payment earned as specified in the Acquisition agreement dated February 3, 1995. Warrants to purchase 271,739 shares of Common Stock, $.01 par value, of UAM for $23.00 per share, were issued and may be exercisable in whole or in part prior to the earlier of (a) February 28, 2004 or
         (b) if UAM gives notice specified in the Warrant Agreement, at such time as the Closing price of Common Stock of UAM reaches specified levels for periods specified in the Warrant Agreement.

         The Warrants and the shares of Common Stock issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption for transactions not involving a public offering contained in Section 4(2) of the Act. The Warrants contain, and the shares issuable upon exercise will contain, restrictive legends. No commission was paid to any underwriter in connection with the issuance of the Warrants.

         In addition, during the first quarter of 1997, UAM issued an aggregated of 508,070 shares of Common Stock, $.01 par value, pursuant to Section 4(2) of the Securities Act of 1933 to certain executives of its subsidiaries upon the exercise of Warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise prices of the Warrants ranged from $8.25 to $22.65 per share.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibit 2 - Not Applicable
              Exhibit 3 - Amended and restated By-Laws(effective
                          as of March 18, 1997)
              Exhibit 4 - Not Applicable

              Exhibit 10 - Not Applicable
              Exhibit 11 - Calculation of Earnings Per Share (Page F-8)
              Exhibit 15 - Not Applicable
              Exhibit 18 - Not Applicable
              Exhibit 19 - Not Applicable
              Exhibit 22 - Not Applicable
              Exhibit 23 - Not Applicable
              Exhibit 24 - Not Applicable
              Exhibit 27 - Financial Data Schedule


         (b) There have been no reports on Form 8-K filed by the Company for the quarter ended March 31,1997.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNITED ASSET MANAGEMENT CORPORATION

May 5, 1997                                 /s/ William H. Park
------------------                          -----------------------------
(Date)                                      William H. Park
                                            Executive Vice President and
                                               Chief Financial Officer

                           PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         UNITED ASSET MANAGEMENT CORPORATION

                           CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)

--------------------------------------------------------------------------------------
Three Months Ended March 31,                                 1997          1996(1)
--------------------------------------------------------------------------------------
Revenues                                                  $215,522,000   $208,522,000
--------------------------------------------------------------------------------------
Operating expenses:
    Compensation and related expenses                      105,072,000    101,904,000
    Amortization of cost assigned to contracts acquired     24,912,000     28,780,000
    Other operating expenses                                35,086,000     32,527,000
--------------------------------------------------------------------------------------
                                                           165,070,000    163,211,000
--------------------------------------------------------------------------------------
Operating income                                            50,452,000     45,311,000
--------------------------------------------------------------------------------------
Non-operating expenses:
    Interest expense, net                                    7,917,000     10,596,000
    Other amortization                                         481,000        459,000
--------------------------------------------------------------------------------------
                                                             8,398,000     11,055,000
--------------------------------------------------------------------------------------
Income before income tax expense                            42,054,000     34,256,000
Income tax expense                                          17,999,000     14,769,000
--------------------------------------------------------------------------------------
Net income                                                $ 24,055,000   $ 19,487,000
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Primary earnings per share (2)                                   $ .33           $.28
Fully diluted earnings per share (2)                             $ .33           $.27
Dividends declared per share                                     $.185           $.16
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------


(1) Restated due to pooling of interests transactions completed in the third quarter of 1996 and the two-for-one common stock split effective June 7, 1996.
(2) See Note 5 for pro forma earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which will be effective for financial statements for both interim and annual periods ending after December 15, 1997.



See Notes to Condensed Consolidated Financial Statements.

                         UNITED ASSET MANAGEMENT CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEET


------------------------------------------------------------------------------------------
                                                       March 31,             December 31,
                                                         1997                    1996
                                                     (Unaudited)
------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                    $  177,177,000           $  248,399,000
    Investment advisory fees receivable             143,589,000              149,843,000
    Other current assets                             11,068,000               11,713,000
------------------------------------------------------------------------------------------
Total current assets                                331,834,000              409,955,000
Fixed assets, net                                    31,042,000               30,297,000
Cost assigned to contracts acquired, net            958,678,000              941,490,000
Other assets                                         48,018,000               48,911,000
------------------------------------------------------------------------------------------
Total assets                                     $1,369,572,000           $1,430,653,000
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses        $   99,130,000           $  113,718,000
    Accrued compensation                             70,059,000              116,005,000
    Current portion of notes payable                  1,217,000                3,481,000
------------------------------------------------------------------------------------------
Total current liabilities                           170,406,000              233,204,000
Senior notes payable                                150,000,000              150,000,000
Subordinated notes payable                          445,274,000              457,486,000
Deferred income taxes                                36,478,000               37,719,000
------------------------------------------------------------------------------------------
Total liabilities                                   802,158,000              878,409,000
------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
    Common stock, par value $.01 per share              703,000                  692,000
    Capital in excess of par value                  352,659,000              346,017,000
    Retained earnings                               219,814,000              217,703,000
------------------------------------------------------------------------------------------
                                                    573,176,000              564,412,000

    Less treasury shares at cost                     (5,762,000)             (12,168,000)
------------------------------------------------------------------------------------------
Total stockholders' equity                          567,414,000              552,244,000
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $1,369,572,000           $1,430,653,000
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                         UNITED ASSET MANAGEMENT CORPORATION

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

--------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                1997                    1996(1)
--------------------------------------------------------------------------------------------------------------
Cash flow from (used in) operating activities:
    Net income                                                         $ 24,055,000             $ 19,487,000
    Adjustments to reconcile net income to net cash flow
       from operating activities:
       Amortization of cost assigned to contracts acquired               24,912,000               28,780,000
       Depreciation                                                       2,376,000                2,006,000
       Other amortization                                                   481,000                  459,000
--------------------------------------------------------------------------------------------------------------
    Net income plus amortization and depreciation                        51,824,000               50,732,000
    Changes in assets and liabilities:
       Decrease (increase) in investment advisory fees receivable         5,875,000               (1,604,000)
       Decrease (increase) in other current assets                          703,000                  (26,000)
       Decrease in accounts payable and accrued expenses                (14,037,000)              (3,647,000)
       Decrease in accrued compensation                                 (45,782,000)             (35,762,000)
       Decrease in deferred income taxes                                 (1,241,000)              (1,502,000)
--------------------------------------------------------------------------------------------------------------
Net cash flow from (used in) operating activities                        (2,658,000)               8,191,000
--------------------------------------------------------------------------------------------------------------
Cash flow used in investing activities:
    Cash additions to cost assigned to contracts acquired               (42,933,000)                 (10,000)
    Change in other assets                                               (3,307,000)              (4,560,000)
--------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                              (46,240,000)              (4,570,000)
--------------------------------------------------------------------------------------------------------------
Cash flow from (used in) financing activities:
    Purchase of treasury shares                                          (9,543,000)             (14,187,000)
    Reductions in notes payable, net                                    (10,163,000)              (1,735,000)
    Issuance or reissuance of equity securities                          10,165,000                9,021,000
    Dividends paid                                                      (11,703,000)              (8,996,000)
--------------------------------------------------------------------------------------------------------------
Net cash flow used in financing activities                              (21,244,000)             (15,897,000)
--------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash flow                     (1,080,000)                (517,000)
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               (71,222,000)             (12,793,000)
Cash and cash equivalents at beginning of quarter                       248,399,000              125,448,000
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                            $177,177,000             $112,655,000
--------------------------------------------------------------------------------------------------------------

(1) Restated due to pooling of interests transactions completed in the third quarter of 1996.

See Notes to Condensed Consolidated Financial Statements.

                         UNITED ASSET MANAGEMENT CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


Note 1

    In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1997 and their results of operations and cash flows for the three months ended March 31, 1997 and 1996. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2

    Accumulated depreciation of fixed assets was $42,416,000 and $40,040,000 at March 31, 1997 and December 31, 1996, respectively. The accumulated amortization of cost assigned to contracts acquired was $492,483,000 and $467,571,000 at March 31, 1997 and December 31, 1996, respectively.

Note 3

    The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended March 31, 1997, the Company repurchased 351,400 shares of its common stock at a cost of $9,543,000. During the same period ended March 31, 1997, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:



                                                             Three Months
                                                                Ended
                                                            March 31, 1997
                                                            --------------

         Subordinated notes extinguished                       $ 4,373,000
         Cash proceeds received                                $10,165,000
         Shares issued                                           1,129,151
         Treasury shares reissued                                  644,897


    As of March 31, 1997, the Company held 212,549 treasury shares. In addition, 9,169,000 warrants and 6,901,000 stock options were outstanding at weighted average exercise prices of $21.25 and $20.15, respectively.

Note 4

    The Company acquired J.R. Senecal & Associates Investment Counsel Corp. on January 7, 1997 in a transaction that has been accounted for as a purchase. Also during the quarter, the Company signed an agreement to acquire Pacific Financial Research, Inc. Neither transaction is material to the Company's Condensed Consolidated Financial Statements.

Note 5

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), which replaces Accounting Principles Board Opinion No. 15. FAS 128 required dual presentation of basic and diluted earnings per share. This standard is effective for financial statements for both interim and annual periods ending after December 15, 1997. Although earlier adoption is prohibited, disclosing pro forma earnings per share data in the notes to the financial statements is permitted.

    Based on the provisions of FAS 128, pro forma earnings per share is set forth below:

                                                      Three Months Ended
                                                           March 31,
                                                      1997        1996
                                                      ----        ----

         Basic earnings per share                     $.35        $.29

         Diluted earnings per share                   $.33        $.27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The revenues of UAM's affiliated firms are derived from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms. A minor portion of revenues is generated when firms consummate transactions for client portfolios. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions.

    UAM's assets under management were $171.4 billion as of March 31, 1997, slightly higher than the $171.0 billion under management on December 31, 1996. During the first quarter of 1997, a completed acquisition added $4.6 billion in assets under management and market performance subtracted $3.0 billion. In addition, negative net client cash flow during the quarter was $1.2 billion, representing an improvement over the prior two quarters.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

    Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 70% of the Company's total assets as of March 31, 1997. Amortization of coast assigned to contracts acquired, which is a non-cash charge, represented 15% of the Company's operating expenses for the three months ended March 31, 1997. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

    Although the contracts acquired are typically terminable on 30-days notice, analyses conducted by independent consultants retained by UAM to assist the Company in allocating the purchase price among the assets acquired and the experience of UAM's firms to date have indicated that: 1) contracts are usually relatively long-lived; 2) the duration of contracts can be reasonably estimated; and 3) the value of the cost assigned to contracts acquired can be estimated based on the present value of its projected income stream.

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

    Cost assigned to contracts acquired is amortized as an operating expense.
It does not, however, require the use of cash and therefore, management believes that it is important to distinguish this expense from other operating expenses in order to evaluate the performance of the Company. Amortization of cost assigned to contracts acquired per share referred to below has been calculated by dividing total amortization by the same number of shares used in the fully diluted earnings -per-share calculation.

    For purposes of this discussion, Operating Cash Flow is defined as net income plus amortization and depreciation, as reflected in the Company's Condensed Consolidated Statement of Cash Flows. Management uses Operating Cash Flow not to the exclusion of net income, but rather as an additional important measure of the Company's performance.

                                  OPERATING RESULTS

                          THREE MONTHS ENDED MARCH 31, 1997
                                     COMPARED TO
                          THREE MONTHS ENDED MARCH 31, 1996

    The 1996 results of operations have been restated to reflect the two-for-one common stock split effective June 7, 1996 and the August 1996 acquisitions of Rogge Global Partners Plc and Clay Finlay Inc., which were accounted for as poolings of interests transactions.

    Revenues increased 3% to $215,522,000 for the three months ended March 31, 1997, from $208,522,000 for the first quarter of 1996. This increase is the result of the overall increase in revenues due to positive portfolio performance achieved by UAM's affiliated firms as well as acquisition activity, partially offset by the effect of negative net client cash flows. The revenues of OSV Partners and J.R. Senecal & Associates Investment Counsel Corp. acquired April 22, 1996 and January 7, 1997, respectively, have been included since their acquisition dates.

    Compensation and related expenses together with other operating expenses increased 4% to $140,158,000 from $134,431,000 primarily reflecting the acquisitions described above and higher operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired decreased 13% from $28,780,000 to $24,912,000 primarily due to an adjustment made during the first quarter of 1996 to the carrying value of a contract with an executive at a UAM affiliate who died in March 1996.

    Interest expense decreased from $11,286,000 to $9,776,000, primarily due to the decrease in the Company's average debt levels.

    Income before income tax expense increased 23% to $42,054,000 from $34,256,000, reflecting the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both of the three-months periods ended March 31, 997 and 1996.

    Net income increased 23% to $24,055,000 from $19,487,000 reflecting the net results of the events discussed above. Fully diluted earnings per share increased 22% to $.33 for the first quarter of 1997 from $.27 in the first quarter of 1996, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis was $.34 compared to $.40 in the first quarter of 1996 primarily due to the circumstances discussed above.


           CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $51,824,000 in Operating Cash Flow (net income plus amortization and depreciation) for the three months ended March 31, 1997. The primary use of this Operating Cash Flow was to fund the costs of acquisitions, to pay dividends to shareholders and to repurchase shares of the Company's common stock. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of march 31, 1997, the Company had no borrowings outstanding under its $500,000,000 Reducing Revolving Credit Agreement.

    Management believes that the Company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and foreseeable future cash needs. Management expects that the principal need for financial resources will be to acquire additional investment management firms, to fund commitments due or potentially due to former owners of affiliated firms, to pay shareholder dividends, and to repurchase shares of the Company's common stock, which will require cash, the issuance of additional UAM securities, or some combination thereof. Whether the Company ultimately completes additional acquisitions or the timing of such acquisitions is not certain.

                         UNITED ASSET MANAGEMENT CORPORATION
                                                                      Exhibit 11
                        CALCULATION OF EARNINGS PER SHARE (1)
                       (In thousands, except per-share amounts)
                                     (Unaudited)


--------------------------------------------------------------------------------
Three Months Ended March 31,                         1997               1996(2)
--------------------------------------------------------------------------------
Common and common equivalent shares:
    Net income                                  $  24,055          $  19,487
    Adjustments thereto (3)                             -                611
--------------------------------------------------------------------------------
    Adjusted net income                         $  24,055          $  20,098
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Average shares outstanding                     69,332             67,847
    Adjustments thereto (3)                         4,109              4,782
--------------------------------------------------------------------------------
    Shares used in computation                     73,441             72,629
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Per share                                            $.33               $.28
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Common shares  - assuming full dilution:
    Net income                                  $  24,055          $  19,487
    Adjustments thereto (3)                             -                220
--------------------------------------------------------------------------------
    Adjusted net income                         $  24,055          $  19,707
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Average shares outstanding                     69,332             67,847
    Adjustments thereto (3)                         4,109              4,782
--------------------------------------------------------------------------------
    Shares used in computation                     73,441             72,629
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Per share                                            $.33               $.27
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1) See Note 5 for pro forma earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which will be effective for financial statements for both interim and annual periods ending after December 15, 1997.
(2) Restated due to pooling of interests transactions completed in the third quarter of 1996 and the two-for-one common stock split effective June 7, 1996.
(3) Adjustments relate to application of modified treasury stock method.