Form 10-Q
period 1997-06-30
UNITED ASSET MANAGEMENT CORP
filed 1997-08-07
CIK 796370

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


         (MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997      OR

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
                                    (617)330-8900

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

    The number of shares of common stock outstanding as of August 5, 1997 was 69,831,344.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.  (Pages F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Pages F-5 to F-8)

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         The Company and certain of the Company's subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from legal counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the Company's consolidated financial position, its consolidated results of operations or its consolidated cash flows.

Item 2.  Changes in Securities.
         On May 29, 1997, UAM acquired the assets and business of Pacific Financial Research, Inc. ("PFR") pursuant to an Acquisition Agreement dated March 19, 1997. As partial consideration, UAM issued a Warrant to PFR to purchase 352,941 shares of Common Stock, $.01 par value, of UAM for $34.00 per share, subject to adjustment as provided in the Warrant Agreement. The Warrant is exercisable in whole or in part prior to the earlier of (a) the close of business on May 29, 2004 or
         (b) if UAM gives notice specified in the Warrant Agreement, at such time as the closing price of Common Stock of UAM reaches specified levels for periods specified in the Warrant Agreement.

         On June 6, 1997, UAM acquired the assets and business of Thomson Horstmann and Bryant, Inc. ("THB") pursuant to an Acquisition Agreement dated April 17, 1997. As partial consideration, UAM issued a Warrant to THB to purchase 472,888 shares of Common Stock, $.01 par value, of UAM for $31.72 per share, subject to adjustment as provided in the Warrant Agreement. The Warrant is exercisable in whole or in part prior to the close of business on June 6, 2004.

         The Warrants and the shares of Common Stock issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended, (the Act), in reliance on the exemption for transactions not involving a public offering contained in Section 4(2) of the Act. The Warrants contain, and the shares issuable upon exercise will contain, restrictive legends. No commission was paid to any underwriter in connection with the issuance of the Warrants.

         In addition, during the second quarter of 1997, UAM issued an aggregate of 652,777 shares of Common Stock, $.01 par value, pursuant to Section 4(2) of the Act to certain executives of its subsidiaries upon the exercise of Warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise prices of the Warrants ranged from $9.00 to $16.50 per share.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 15, 1997, the Company held its Annual Meeting of Stockholders at which each of Harold J. Baxter, J. Duncan Campbell, Jr., John P. Clay, Robert J. Greenebaum, Beverly L. Hamilton, Bryant M. Hanley, Jr., Jay O. Light, John F. McNamara, Norton H. Reamer, David I. Russell, Philip Scaturro, John A. Shane, Larry D. Tashjian and Barbara
         S. Thomas were elected as directors to serve until the next Annual Meeting. Each of the directors were elected with the following votes:
         Mr. Baxter, 61,132,082 votes cast for and 604,664 votes withholding authority; Mr. Campbell, 61,135,018 votes cast for and 601,728 votes withholding authority; Mr. Clay, 61,133,818 votes cast for and 602,928 votes withholding authority; Mr. Greenebaum, 61,104,569 votes cast for and 632,177 withholding authority; Mrs. Hamilton, 61,088,281 votes cast for and 648,465 withholding authority; Mr. Hanley, 61,135,421 votes cast for and 601,325 withholding authority; Mr. Light, 61,136,121 votes cast for and 600,625 withholding authority; Mr. McNamara, 61,004,021 votes cast for and 732,725 withholding authority; Mr. Reamer, 61,135,283 votes cast for and 601,463 withholding authority; Mr. Russell, 61,133,831 votes cast for and 602,915 withholding authority; Mr. Scaturro, 61,136,121 votes cast for and 600,625 withholding authority; Mr. Shane, 61,135,371 votes cast for and 601,375 withholding authority; Mr. Tashjian, 61,136,021 votes cast for and 600,725 withholding authority; and Mrs. Thomas, 61,132,671 votes cast for and 604,075 withholding authority.

         The Company's stockholders approved the Compensation Arrangements for Certain Executive Officers with 60,955,766 votes cast for such approval, 562,951 votes cast against such approval and 218,029 votes abstaining from such approval.

         The Company's stockholders also approved the Company's Amended and Restated 1994 Stock Option Plan with 40,538,349 votes cast for such approval, 11,227,659 votes cast against such approval, 175,622 votes abstaining from such approval and 9,795,116 non votes.

         The Company's stockholders also approved the selection of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1997, with 61,091,244 votes cast for such approval, 528,308 votes cast against such approval and 117,194 votes abstaining from such approval.

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit  2     -    Not Applicable
              Exhibit  3     -    Not Applicable
              Exhibit  4     -    Not Applicable
              Exhibit 10     -    Amended and Restated 1994 Stock Option Plan
                                  (effective as of May 15, 1997)
              Exhibit 11     -    Calculation of Earnings Per Share (Page F-9)
              Exhibit 15     -    Not Applicable
              Exhibit 18     -    Not Applicable
              Exhibit 19     -    Not Applicable
              Exhibit 22     -    Not Applicable
              Exhibit 23     -    Not Applicable
              Exhibit 24     -    Not Applicable
              Exhibit 27     -    Financial Data Schedule

         (b) There have been no reports on Form 8-K filed by the Company for the quarter ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNITED ASSET MANAGEMENT CORPORATION



August 6, 1997                /s/ William H. Park
---------------------        ----------------------------
(Date)                       William H. Park
                             Executive Vice President and
                               Chief Financial Officer

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      UNITED ASSET MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                 ------------------------------  ------------------------------
                                                      1997          1996 (1)          1997          1996 (1)
                                                 --------------  --------------  --------------  --------------
Revenues.......................................  $  219,572,000  $  206,665,000  $  435,094,000  $  415,187,000
                                                 --------------  --------------  --------------  --------------
Operating expenses:
  Compensation and related expenses............     107,041,000     100,786,000     212,113,000     202,690,000
  Amortization of cost assigned to contracts
    acquired...................................      25,662,000      24,582,000      50,574,000      53,362,000
  Other operating expenses.....................      35,842,000      34,644,000      70,928,000      67,171,000
                                                 --------------  --------------  --------------  --------------
                                                    168,545,000     160,012,000     333,615,000     323,223,000
                                                 --------------  --------------  --------------  --------------
Operating income...............................      51,027,000      46,653,000     101,479,000      91,964,000
                                                 --------------  --------------  --------------  --------------
Non-operating expenses:
  Interest expense, net........................       8,445,000       9,640,000      16,362,000      20,236,000
  Other amortization...........................         571,000         471,000       1,052,000         930,000
                                                 --------------  --------------  --------------  --------------
                                                      9,016,000      10,111,000      17,414,000      21,166,000
                                                 --------------  --------------  --------------  --------------
Income before income tax expense...............      42,011,000      36,542,000      84,065,000      70,798,000
Income tax expense.............................      17,981,000      15,665,000      35,980,000      30,434,000
                                                 --------------  --------------  --------------  --------------
Net income.....................................  $   24,030,000  $   20,877,000  $   48,085,000  $   40,364,000
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Primary earnings per share (2).................  $          .33  $          .29  $          .66  $          .57
Fully diluted earnings per share (2)...........  $          .33  $          .29  $          .65  $          .56
Dividends declared per share...................  $         .185  $          .16  $          .37  $          .32
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

------------------------

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

    See Notes to Condensed Consolidated Financial Statements.

                      UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   JUNE 30,
                                                                                     1997          DECEMBER 31,
                                                                                 (UNAUDITED)           1996
                                                                               ----------------  ----------------
Assets
Current assets:
  Cash and cash equivalents..................................................  $    151,625,000  $    248,399,000
  Investment advisory fees receivable........................................       145,374,000       149,843,000
  Other current assets.......................................................        10,869,000        11,713,000
                                                                               ----------------  ----------------
Total current assets.........................................................       307,868,000       409,955,000
Fixed assets, net............................................................        32,645,000        30,297,000
Cost assigned to contracts acquired, net.....................................     1,110,670,000       941,490,000
Other assets.................................................................        51,690,000        48,911,000
                                                                               ----------------  ----------------
Total assets.................................................................  $  1,502,873,000  $  1,430,653,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses......................................  $    108,309,000  $    113,718,000
  Accrued compensation.......................................................        89,823,000       116,005,000
  Current portion of notes payable...........................................           915,000         3,481,000
                                                                               ----------------  ----------------
Total current liabilities....................................................       199,047,000       233,204,000
Senior notes payable.........................................................       150,000,000       150,000,000
Subordinated notes payable...................................................       547,922,000       457,486,000
Deferred income taxes........................................................        35,875,000        37,719,000
                                                                               ----------------  ----------------
Total liabilities............................................................       932,844,000       878,409,000
                                                                               ----------------  ----------------
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 per share.....................................           703,000           692,000
  Capital in excess of par value.............................................       358,312,000       346,017,000
  Retained earnings..........................................................       220,166,000       217,703,000
                                                                               ----------------  ----------------
                                                                                    579,181,000       564,412,000
  Less treasury shares at cost...............................................        (9,152,000)      (12,168,000)
                                                                               ----------------  ----------------
Total stockholders' equity...................................................       570,029,000       552,244,000
                                                                               ----------------  ----------------
Total liabilities and stockholders' equity...................................  $  1,502,873,000  $  1,430,653,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

    See Notes to Condensed Consolidated Financial Statements.

                      UNITED ASSET MANAGEMENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  ------------------------------  ------------------------------
                                                       1997          1996 (1)          1997          1996 (1)
                                                  ------------    ------------    ------------    ------------
Cash flow from operating activities:
  Net income....................................  $ 24,030,000    $ 20,877,000    $ 48,085,000    $ 40,364,000
  Adjustments to reconcile net income to net
    cash flow from operating activities:
    Amortization of cost assigned to contracts
      acquired..................................    25,662,000      24,582,000      50,574,000      53,362,000
    Depreciation................................     2,459,000       2,105,000       4,835,000       4,111,000
    Other amortization..........................       571,000         471,000       1,052,000         930,000
                                                  ------------    ------------    ------------    ------------
  Net income plus amortization and depreciation.    52,722,000      48,035,000     104,546,000      98,767,000
                                                  ------------    ------------    ------------    ------------
  Changes in assets and liabilities:
    Decrease (increase) in investment advisory
      fees receivable...........................    (1,684,000)      1,064,000       4,191,000        (540,000)
    Decrease in other current assets............       209,000       1,337,000         912,000       1,311,000
    Increase (decrease) in accounts payable and
      accrued expenses..........................     9,837,000      20,398,000      (4,200,000)     16,751,000
    Increase (decrease) in accrued compensation.    19,718,000      26,113,000     (26,064,000)     (9,649,000)
    Decrease in deferred income taxes...........      (603,000)     (3,339,000)     (1,844,000)     (4,841,000)
                                                  ------------    ------------    ------------    ------------
Net cash flow from operating activities.........    80,199,000      93,608,000      77,541,000     101,799,000
                                                  ------------    ------------    ------------    ------------
Cash flow used in investing activities:
  Cash additions to cost assigned to contracts
    acquired....................................   (67,949,000)        (93,000)   (110,882,000)       (103,000)
  Change in other assets........................    (8,113,000)     (2,154,000)    (11,420,000)     (6,714,000)
                                                  ------------    ------------    ------------    ------------
Net cash flow used in investing activities......   (76,062,000)     (2,247,000)   (122,302,000)     (6,817,000)
                                                  ------------    ------------    ------------    ------------
Cash flow from (used in) financing activities:
  Purchase of treasury shares...................   (25,286,000)    (15,476,000)    (34,829,000)    (29,663,000)
  Reductions in notes payable, net..............      (352,000)     (8,863,000)    (10,515,000)    (10,598,000)
  Issuance or reissuance of equity securities...     8,539,000       8,159,000      18,704,000      17,180,000
  Dividends paid................................   (12,988,000)     (9,750,000)    (24,691,000)    (18,746,000)
                                                  ------------    ------------    ------------    ------------
Net cash flow used in financing activities......   (30,087,000)    (25,930,000)    (51,331,000)    (41,827,000)
                                                  ------------    ------------    ------------    ------------
Effect of foreign exchange rate changes on cash
  flow..........................................       398,000         439,000        (682,000)        (78,000)
                                                  --------------  ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents...................................   (25,552,000)     65,870,000     (96,774,000)     53,077,000
Cash and cash equivalents at beginning of
  period........................................   177,177,000     112,655,000     248,399,000     125,448,000
                                                  ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period......  $151,625,000    $178,525,000    $151,625,000    $178,525,000
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------

(1) Restated due to pooling of interests transactions completed in the third quarter of 1996.

    See Notes to Condensed Consolidated Financial Statements.

                     UNITED ASSET MANAGEMENT CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1

    In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1997 and their results of operations and cash flows for the three- and six-month periods ended June 30, 1997 and 1996. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2

    Accumulated depreciation of fixed assets was $44,875,000 and $40,040,000 at June 30, 1997 and December 31, 1996, respectively. The accumulated amortization of cost assigned to contracts acquired was $518,145,000 and $467,571,000 at June 30, 1997 and December 31, 1996, respectively.

Note 3

    The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended June 30, 1997, the Company repurchased 962,900 shares of its common stock at a cost of $25,286,000 . For the six months ended June 30, 1997, common stock repurchases totaled 1,314,300 shares at a cost of $34,829,000. During the three- and six-month periods ended June 30, 1997, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                  Three Months        Six Months
                                     Ended               Ended
                                  June 30, 1997       June 30, 1997
                                 --------------       -------------
Subordinated notes extinguished   $2,475,000           $ 6,848,000
Cash proceeds received            $8,565,000           $18,730,000
Shares issued                              -             1,129,151
Treasury shares reissued             843,896             1,488,793

    As of June 30, 1997, the Company held 331,553 treasury shares. In addition, 9,342,000 warrants and 7,144,000 stock options were outstanding at weighted average exercise prices of $23.00 and $20.75, respectively.

Note 4

    The Company acquired Pacific Financial Research, Inc. and Thomson Horstmann and Bryant, Inc. on May 29, 1997 and June 6, 1997, respectively, in transactions that have been accounted for as purchases. Neither transaction is material to the Company's Condensed Consolidated Financial Statements. During July 1997, the Company established Expertise Asset Management. In addition, the Company signed an agreement to acquire a minority interest in Lincluden Management Limited which is expected to close during the third quarter of 1997.

Note 5

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), which replaces Accounting Principles Board Opinion No. 15. FAS 128 requires dual presentation of basic and diluted earnings per share. This standard is effective for financial statements for both interim and annual periods ending after December 15, 1997. Although earlier adoption is prohibited, disclosing pro forma earnings per share data in the notes to the financial statements is permitted.

    Based on the provisions of FAS 128, pro forma earnings per share are set forth below:

                             Three Months Ended      Six Months Ended
                                 June 30,                June 30,
                             1997         1996        1997      1996
                             ----         ----        ----      ----
Basic earnings per share     $.34         $.30        $.69      $.59

Diluted earnings per share   $.33         $.29        $.66      $.56


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The revenues of UAM's affiliated firms are derived primarily from fees for investment advisory services provided to institutional and other clients.
 Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms. A minor portion of revenues is generated when firms consummate transactions for client portfolios. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions.

    UAM's assets under management were $192.8 billion as of June 30, 1997, $21.4 billion higher than the $171.4 billion under management on March 31, 1997. The net $21.4 billion increase in assets under management during the quarter resulted from market performance of $19.1 billion and acquired assets of $6.2 billion, partially offset by $3.9 billion in negative net client cash flow.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

    Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 74% of the Company's total assets as of June 30, 1997. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 15% of the Company's operating expenses for both the three- and six-month periods ended June 30, 1997. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

    Although the contracts acquired are typically terminable on 30-days notice, analyses conducted by independent consultants retained by UAM to assist the Company in allocating the purchase price among the assets acquired and the experience of UAM's firms to date have indicated that: 1) contracts are relatively long-lived; 2) the duration of contracts can be reasonably estimated; and 3) the value of the cost assigned to contracts acquired can be estimated based on the present value of its projected income stream.

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

                              OPERATING RESULTS

                       Three Months Ended June 30, 1997
                                 compared to
                       Three Months Ended June 30, 1996

    The 1996 results of operations have been restated to reflect the August 1996 acquisitions of Rogge Global Partners Plc and Clay Finlay Inc., which were accounted for as poolings of interests.

    Revenues increased 6% to $219,572,000 for the three months ended June 30, 1997, from $206,665,000 for the second quarter of 1996. This increase is the result of favorable portfolio performance achieved by UAM's affiliated firms as well as the impact of acquisitions, partially offset by the effect of negative net client cash flows. The revenues of J.R. Senecal & Associates Investment Counsel Corp., Pacific Financial Research, Inc. and Thomson Horstmann and Bryant, Inc. acquired January 7, 1997, May 29, 1997 and June 6, 1997, respectively, have been included since their acquisition dates.

    Compensation and related expenses together with other operating expenses increased 6% to $142,883,000 from $135,430,000, primarily reflecting the acquisitions described above and higher operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired increased 4% to $25,662,000 from $24,582,000 as a result of the acquisitions discussed above.

    Interest expense decreased from $10,839,000 to $10,365,000 primarily due to the decrease in the Company's average debt levels.

    Income before income tax expense increased 15% to $42,011,000 from $36,542,000, reflecting the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both of the three-month periods ended June 30, 1997 and 1996.

    Net income increased 15% to $24,030,000 from $20,877,000, reflecting the factors described above. Fully diluted earnings per share increased 14% to $.33 for the second quarter of 1997 from $.29 in the second quarter of 1996, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis was $.35 compared to $.34 in the second quarter of 1996 primarily due to the circumstances discussed above.


                        Six Months Ended June 30, 1997
                                 compared to
                        Six Months Ended June 30, 1996

    The 1996 results of operations have been restated to reflect the 1996 acquisitions of Rogge Global Partners Plc and Clay Finlay Inc., which have been accounted for as poolings of interests.

    Revenues increased 5% to $435,094,000 for the six months ended June 30, 1997, from $415,187,000 for the first six months of 1996. This increase is the result of favorable portfolio performance achieved by UAM's affiliated firms as well as the impact of acquisitions, partially offset by the effect of negative net client cash flows. The revenues of OSV Partners, J.R. Senecal & Associates Investment Counsel Corp., Pacific Financial Research, Inc., and Thomson Horstmann and Bryant, Inc. acquired April 22, 1996, January 7, 1997, May 29, 1997 and June 6, 1997, respectively, have been included since their acquisition dates.

    Compensation and related expenses together with other operating expenses increased 5% to $283,041,000 from $269,861,000, primarily reflecting the acquisitions described in the preceding paragraph and higher operating expenses and compensation earned at existing affiliates. Amortization of cost assigned to contracts acquired decreased 5% from $53,362,000 to $50,574,000 primarily due to an adjustment made during the first quarter of 1996 to the carrying value of a contract with an executive at a UAM affiliate who died in March 1996.

    Interest expense decreased from $22,125,000 to $20,139,000 primarily due to the decrease in the Company's average debt level.

    Income before income tax expense increased 19% to $84,065,000 from $70,798,000, reflecting the net result of the circumstances discussed above. The Company's estimated annual effective tax rate approximated 43% for both of the six-month periods ended June 30, 1997 and 1996.

    Net income increased 19% to $48,085,000 from $40,364,000, reflecting the factors described above. Fully diluted earnings per share increased 16% to $.65 from $.56, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis was $.69 compared to $.74 for the first six months of 1996, primarily as a result of the acquisitions described above.


       CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $52,722,000 and $104,546,000 in Operating Cash Flow (net income plus amortization and depreciation) for the three- and six-month periods ended June 30, 1997. The primary use of this Operating Cash Flow was to fund the costs of acquisitions, to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess
                                     F-7
cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of June 30, 1997, the Company had no borrowings outstanding under its $500,000,000 Reducing Revolving Credit Agreement.

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

                     CALCULATION OF EARNINGS PER SHARE (1)

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997      1996(2)     1997      1996(2)
                                                                        ---------  ---------  ---------  ---------
Common and common equivalent shares:
  Net income..........................................................  $  24,030  $  20,877  $  48,085  $  40,364
  Adjustments thereto(3)..............................................         --         91         --        792
                                                                        ---------  ---------  ---------  ---------
  Adjusted net income.................................................  $  24,030  $  20,968  $  48,085  $  41,156
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Average shares outstanding..........................................     69,865     68,726     69,600     68,377
  Adjustments thereto(3)..............................................      2,987      3,726      3,532      4,202
                                                                        ---------  ---------  ---------  ---------
  Shares used in computation..........................................     72,852     72,452     73,132     72,579
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Per share.............................................................  $     .33  $     .29  $     .66  $     .57
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Common shares--assuming full dilution:
  Net income..........................................................  $  24,030  $  20,877  $  48,085  $  40,364
  Adjustments thereto(3)..............................................         --         --         --         12
                                                                        ---------  ---------  ---------  ---------
  Adjusted net income.................................................  $  24,030  $  20,877  $  48,085  $  40,376
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Average shares outstanding..........................................     69,865     68,726     69,600     68,377
  Adjustments thereto(3)..............................................      3,812      3,834      4,140      4,202
                                                                        ---------  ---------  ---------  ---------
  Shares used in computation..........................................     73,677     72,560     73,740     72,579
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Per share.............................................................  $     .33  $     .29  $     .65  $     .56
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

------------------------

(1) See Financial Highlights for pro forma earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which will be effective for financial statements for both interim and annual periods ending after December 15, 1997.

(2) Restated due to pooling of interests transactions completed in the third quarter of 1996.

(3) Adjustments relate to application of modified treasury stock method.