Form 10-Q
period 1997-09-30
UNITED ASSET MANAGEMENT CORP
filed 1997-11-06
CIK 796370

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q

      (MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to


                    Commission file number 1-9215
               ---------------------------------------


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

     Registrant's telephone number, including area code:(617) 330-8900

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

     The number of shares of common stock outstanding as of November 3, 1997 was 69,449,376.

                          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.  (Pages F-1 to F-5)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.  (Pages F-5 to F-7)

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.  Not Applicable


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

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

        (a)    Exhibit  2   -  Not Applicable
               Exhibit  3   -  Not Applicable
               Exhibit  4   -  Not Applicable
           (1) Exhibit 10   -  First Amendment to United Asset
                               Management Corporation
                               Deferred Compensation Plan
                               (Effective July 1, 1997)
               Exhibit 11  -   Calculation of Earnings Per Share (Page F-8)
               Exhibit 15  -   Not Applicable
               Exhibit 18  -   Not Applicable
               Exhibit 19  -   Not Applicable
               Exhibit 22  -   Not Applicable
               Exhibit 23  -   Not Applicable
               Exhibit 24  -   Not Applicable
               Exhibit 27  -   Financial Data Schedule

        (b) There have been no reports on Form 8-K filed by the Company for the quarter ended September 30, 1997.

               Notes to Exhibit Listing

               (1) United Asset Management Corporation Deferred
                   Compensation Plan (Effective January 1, 1994) filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED ASSET MANAGEMENT CORPORATION



November 6, 1997                      /s/ William H. Park
------------------------------        ------------------------------
(Date)                                William H. Park
                                      Executive Vice President and
                                      Chief Financial Officer

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNITED ASSET MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------  ---------------------------------
                                                   1997            1996              1997              1996
                                              --------------  --------------  -----------------  --------------
Revenues....................................  $  241,710,000  $  219,618,000   $    676,804,000   $  634,805,000
  Operating expenses:
    Compensation and related expenses.......     119,183,000     111,050,000        331,296,000      313,740,000
    Amortization of cost assigned to
      contracts acquired....................      27,775,000      24,292,000         78,349,000       77,654,000
    Other operating expenses................      43,677,000      34,473,000        114,605,000      101,644,000
                                              --------------  --------------  ------------------  --------------
                                                 190,635,000     169,815,000        524,250,000      493,038,000
                                              --------------  --------------  ------------------  --------------
Operating income............................      51,075,000      49,803,000        152,554,000      141,767,000
                                              --------------  --------------  ------------------  --------------
Non-operating expenses:
  Interest expense, net.....................       9,839,000       9,048,000         26,201,000       29,284,000
  Other amortization........................         543,000         540,000          1,595,000        1,470,000
                                              --------------  --------------  ------------------  --------------
                                                  10,382,000       9,588,000         27,796,000       30,754,000
                                              --------------  --------------  ------------------  --------------
Income before income tax expense............      40,693,000      40,215,000        124,758,000      111,013,000
Income tax expense..........................      17,467,000      17,210,000         53,447,000       47,644,000
                                              --------------  --------------  ------------------  --------------
Net income..................................  $   23,226,000  $   23,005,000   $     71,311,000   $   63,369,000
                                              --------------  --------------  ------------------  --------------
                                              --------------  --------------  ------------------  --------------
Primary earnings per share (1)..............  $          .32  $          .32   $            .97   $          .88
Fully diluted earnings per share (1)........  $          .32  $          .32   $            .96   $          .88
Dividends declared per share................  $          .20  $          .17   $            .57   $          .49
                                              --------------  --------------  ------------------  --------------
                                              --------------  --------------  ------------------  --------------

------------------------

(1) See Note 5 for pro forma earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which will be effective for financial statements for both interim and annual periods ending after December 15, 1997.

See Notes to Condensed Consolidated Financial Statements.

                      UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                SEPTEMBER 30,
                                                                                     1997          DECEMBER 31,
                                                                                 (UNAUDITED)           1996
                                                                               ----------------  ----------------
Assets
Current assets:
  Cash and cash equivalents..................................................  $    164,304,000  $    248,399,000
  Investment advisory fees receivable........................................       160,560,000       149,843,000
  Other current assets.......................................................        10,371,000        11,713,000
                                                                               ----------------  ----------------
Total current assets.........................................................       335,235,000       409,955,000
Fixed assets, net............................................................        34,978,000        30,297,000
Cost assigned to contracts acquired, net.....................................     1,127,668,000       941,490,000
Other assets.................................................................        47,299,000        48,911,000
                                                                               ----------------  ----------------
Total assets.................................................................  $  1,545,180,000  $  1,430,653,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses......................................  $    105,745,000  $    113,718,000
  Accrued compensation.......................................................       116,994,000       116,005,000
  Current portion of notes payable...........................................           556,000         3,481,000
                                                                               ----------------  ----------------
Total current liabilities....................................................       223,295,000       233,204,000
Senior notes payable.........................................................       175,500,000       150,000,000
Subordinated notes payable...................................................       547,442,000       457,486,000
Deferred income taxes........................................................        38,054,000        37,719,000
                                                                               ----------------  ----------------
Total liabilities............................................................       984,291,000       878,409,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 per share.....................................           703,000           692,000
  Capital in excess of par value.............................................       356,381,000       346,017,000
  Retained earnings..........................................................       225,677,000       217,703,000
                                                                               ----------------  ----------------
                                                                                    582,761,000       564,412,000
  Less treasury shares at cost...............................................       (21,872,000)      (12,168,000)
                                                                               ----------------  ----------------
Total stockholders' equity...................................................       560,889,000       552,244,000
                                                                               ----------------  ----------------
Total liabilities and stockholders' equity...................................  $  1,545,180,000  $  1,430,653,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

    See Notes to Condensed Consolidated Financial Statements.

                      UNITED ASSET MANAGEMENT CORPORATION

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ------------------------------  ------------------------------
                                                       1997            1996            1997            1996
                                                  --------------  --------------  --------------  --------------
Cash flow from operating activities:
  Net income....................................  $   23,226,000  $   23,005,000  $   71,311,000  $   63,369,000
  Adjustments to reconcile net income to net
    cash flow from operating activities:
    Amortization of cost assigned to contracts
      acquired..................................      27,775,000      24,292,000      78,349,000      77,654,000
      Depreciation..............................       2,670,000       2,638,000       7,505,000       6,749,000
      Other amortization........................         543,000         540,000       1,595,000       1,470,000
                                                  --------------  --------------  --------------  --------------
  Net income plus amortization and
    depreciation................................      54,214,000      50,475,000     158,760,000     149,242,000
  Changes in assets and liabilities:
    Increase in investment advisory fees
      receivable................................     (14,708,000)    (16,120,000)    (10,517,000)    (16,660,000)
    Decrease (increase) in other current assets.        (198,000)      1,534,000         714,000       2,845,000
    Increase (decrease) in accounts payable and
      accrued expenses..........................      (2,161,000)     (6,048,000)     (6,361,000)     10,703,000
    Increase in accrued compensation............      27,251,000      23,437,000       1,187,000      13,788,000
    Increase (decrease) in deferred income taxes       2,179,000      (1,968,000)        335,000      (6,809,000)
                                                  --------------  --------------  --------------  --------------
Net cash flow from operating activities.........      66,577,000      51,310,000     144,118,000     153,109,000
                                                  --------------  --------------  --------------  --------------
Cash flow used in investing activities:
  Cash additions to cost assigned to contracts
    acquired....................................     (47,395,000)        (20,000)   (158,277,000)       (123,000)
  Change in other assets........................      (1,962,000)     (6,976,000)    (13,382,000)    (13,690,000)
                                                  --------------  --------------  --------------  --------------
Net cash flow used in investing activities......     (49,357,000)     (6,996,000)   (171,659,000)    (13,813,000)
                                                  --------------  --------------  --------------  --------------
Cash flow from (used in) financing activities:
  Purchase of treasury shares...................     (19,935,000)    (10,358,000)    (54,764,000)    (40,021,000)
  Additions to (reductions in) notes payable, net..   25,098,000      (8,241,000)     14,583,000     (18,839,000)
  Issuance or reissuance of equity securities...       4,370,000       2,844,000      23,074,000      20,024,000
  Dividends paid................................     (12,959,000)     (9,792,000)    (37,650,000)    (28,538,000)
                                                  --------------  --------------  --------------  --------------
Net cash flow used in financing activities......      (3,426,000)    (25,547,000)    (54,757,000)    (67,374,000)
                                                  --------------  --------------  --------------  --------------
Effect of foreign exchange rate changes on cash
  flow..........................................      (1,115,000)        182,000      (1,797,000)        104,000
                                                  --------------  --------------  --------------  --------------
Net increase (decrease) in cash and cash
  equivalents...................................      12,679,000      18,949,000     (84,095,000)     72,026,000
Cash and cash equivalents at beginning of
  period........................................     151,625,000     178,525,000     248,399,000     125,448,000
                                                  --------------  --------------  --------------  --------------
Cash and cash equivalents at end of period......  $  164,304,000  $  197,474,000  $  164,304,000  $  197,474,000
                                                  --------------  --------------  --------------  --------------
                                                  --------------  --------------  --------------  --------------

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1997 and their results of operations and cash flows for the three- and nine-month periods ended September 30, 1997 and 1996. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2

     Accumulated depreciation of fixed assets was $47,545,000 and $40,040,000 at September 30, 1997 and December 31, 1996, respectively. The accumulated amortization of cost assigned to contracts acquired was $545,920,000 and $467,571,000 at September 30, 1997 and December 31, 1996, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended September 30, 1997, the Company repurchased 723,900 shares of its common stock at a cost of $19,935,000. For the nine months ended September 30, 1997, common stock repurchases totaled 2,038,200 shares at a cost of $54,764,000. During the three- and nine-month periods ended September 30, 1997, exercises of warrants and stock options resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                        Three Months            Nine Months
                                           Ended                   Ended
                                     September 30, 1997      September 30, 1997
                                     ------------------      ------------------
Subordinated notes extinguished......           --               $ 6,848,000
Cash proceeds received...............  $ 4,431,000               $23,161,000
Shares issued........................           --                 1,129,151
Treasury shares reissued.............      262,115                 1,750,908

     As of September 30, 1997, the Company held 793,338 treasury shares. In addition, 9,342,000 warrants and 6,980,000 stock options were outstanding at weighted average exercise prices of $23.00 and $20.99, respectively.

Note 4

     During September 1997, the Company acquired a minority interest in Lincluden Management Limited. This transaction is not material to the Company's Condensed Consolidated Financial Statements.

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

     Based on the provisions of FAS 128, pro forma earnings per share are set forth below:

                               Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                1997        1996          1997      1996
                                ----        ----          ----      ----
Basic earnings per share        $.33        $.34         $1.02      $.93

Diluted earnings per share      $.32        $.32         $ .97      $.88

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

     UAM's assets under management were $206.9 billion as of September 30, 1997, $14.1 billion higher than the $192.8 billion under management on June 30, 1997. The net $14.1 billion increase in assets under management during the quarter resulted from market performance of $12.9 billion and acquired assets under management of $4.7 billion, partially offset by $3.5 billion in negative net client cash flow.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 73% of the Company's total assets as of September 30, 1997. Amortization of cost assigned to contracts acquired, which is a non-cash charge, represented 15% of the Company's operating expenses for both the three- and nine-month periods ended September 30, 1997. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

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

                            OPERATING RESULTS

                  Three Months Ended September 30, 1997
                               compared to
                  Three Months Ended September 30, 1996

     Revenues increased 10% to $241,710,000 for the three months ended September 30, 1997, from $219,618,000 for the third quarter of 1996. This increase is the result of favorable portfolio performance achieved by UAM's affiliated firms as well as the impact of acquisitions, partially offset by the effect of negative net client cash flow. The revenues of J.R. Senecal & Associates Investment Counsel Corp., Pacific Financial Research, Inc., Thomson Horstmann and Bryant, Inc. and Lincluden Management Limited acquired January 7, 1997, May 29, 1997, June 6, 1997 and September 4, 1997,
respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 12% to $162,860,000 from $145,523,000, primarily reflecting the acquisitions described above and higher operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired increased 14% to $27,775,000 from $24,292,000 as a result of the acquisitions discussed above.

     Interest expense increased to $11,389,000 from $10,941,000 primarily due to the increase in the Company's average debt levels, partially offset by a decrease in the Company's average borrowing rates.

     Income before income tax expense increased to $40,693,000 from $40,215,000, reflecting the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both of the three-month periods ended September 30, 1997 and 1996.

     Net income increased to $23,226,000 from $23,005,000, reflecting the factors described above. Fully diluted earnings per share were $.32 for both of the three-month periods ended September 30, 1997 and 1996. Amortization of cost assigned to contracts acquired on a per-share basis was $.38 compared to $.34 in the third quarter of 1996 primarily due to the circumstances discussed above.

                   Nine Months Ended September 30, 1997
                                compared to
                   Nine Months Ended September 30, 1996

     Revenues increased 7% to $676,804,000 for the nine months ended September 30, 1997, from $634,805,000 for the first nine months of 1996. This increase is the result of favorable portfolio performance achieved by UAM's affiliated firms as well as the impact of acquisitions, partially offset by the effect of negative net client cash flow. The revenues of OSV Partners, J.R. Senecal & Associates Investment Counsel Corp., Pacific Financial Research, Inc., Thomson Horstmann and Bryant, Inc., and Lincluden Management Limited, acquired April 22, 1996, January 7, 1997, May 29, 1997, June 6, 1997 and September 4, 1997, respectively, have been included since their acquisition dates.

     Compensation and related expenses together with other operating expenses increased 7% to $445,901,000 from $415,384,000, primarily reflecting the acquisitions described in the preceding paragraph and higher operating expenses and compensation earned at existing affiliates. Amortization of cost assigned to contracts acquired increased to $78,349,000 from $77,654,000 as a result of the acquisitions discussed above, partially offset by an adjustment made during the first quarter of 1996 to the carrying value of a contract with an executive at a UAM affiliate who died in March 1996.

     Interest expense decreased from $32,736,000 to $31,530,000 primarily due to the decrease in both the Company's average debt levels and interest rates charged on borrowings.

     Income before income tax expense increased 12% to $124,758,000 from $111,013,000, reflecting the net result of the circumstances discussed above. The Company's estimated annual effective tax rate approximated 43% for both of the nine-month periods ended September 30, 1997 and 1996.

     Net income increased 13% to $71,311,000 from $63,369,000, reflecting the factors described above. Fully diluted earnings per share increased 9% to $.96 from $.88, reflecting higher net income and the effect of the Company's common stock repurchased, partially offset by the impact of the issuance of shares of common stock, the Company's higher common stock price and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the modified treasury stock method. Amortization of cost assigned to contracts acquired on a per-share basis was $1.06 compared to $1.07 for the first nine months of 1996, primarily as a result of the acquisitions described above.

        CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $54,214,000 and $158,760,000 in Operating Cash Flow (net income plus amortization and depreciation) for the three- and nine-month periods ended September 30, 1997. The primary use of this Operating Cash Flow was to fund the costs of acquisitions, to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of September 30, 1997, the Company had $25,500,000 of borrowings outstanding under its $500,000,000 Reducing Revolving Credit Agreement.

     Management believes that the Company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal need for financial resources will be to acquire additional investment management firms, to fund commitments due or potentially due to former owners of affiliated firms, to pay shareholder dividends, and to repurchase shares of the Company's common stock.

                UNITED ASSET MANAGEMENT CORPORATION
                                                                    Exhibit 11
               CALCULATION OF EARNINGS PER SHARE (1)
              (In thousands, except per-share amounts)
                            (Unaudited)

                                     ---------------------------------------------
                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        1997       1996       1997          1996
                                     --------   ----------   --------    ---------
Common and common equivalent
  shares:
  Net income.......................   $23,226   $   23,005   $  71,311   $  63,369
  Adjustments thereto (2)..........     --              32        --           635
                                     --------   ----------   --------    ---------
  Adjusted net income..............  $ 23,226   $   23,037   $ 71,311    $  64,004
                                     --------   ----------   --------    ---------
                                     --------   ----------   --------    ---------
  Average shares outstanding.......    69,794       68,918     69,988       68,631
  Adjustments thereto (2)..........     2,936        3,243      3,352        3,889
                                     --------   ----------   --------    ---------
  Shares used in computation.......    72,730       72,161     73,340       72,520
                                     --------   ----------   --------    ---------
                                     --------   ----------   --------    ---------
Per share..........................  $    .32   $      .32   $    .97    $     .88
                                     --------   ----------   --------    ---------
                                     --------   ----------   --------    ---------
Common shares-assuming full dilution:
  Net income.......................  $ 23,226   $   23,005   $ 71,311    $  63,369
  Adjustments thereto (2)..........     --               5         --           98
                                     --------   ----------   --------    ---------
  Adjusted net income..............  $ 23,226   $   23,010   $ 71,311    $  63,467
                                     --------   ----------   --------    ---------
                                     --------   ----------   --------    ---------
  Average shares outstanding.......    69,794       68,918     69,988       68,631
  Adjustments thereto (2)..........     3,446        3,243      4,034        3,889
                                     --------   ----------   --------    ---------
  Shares used in computation.......    73,240       72,161     74,022       72,520
                                     --------   ----------   --------    ---------
                                     --------   ----------   --------    ---------
Per share..........................  $    .32   $      .32   $    .96    $     .88
                                     --------   ----------   --------    ---------
                                     --------   ----------   --------    ---------

------------------------

(1) See Note 5 for pro forma earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which will be effective for financial statements for both interim and annual periods ending after December 15, 1997.

(2) Adjustments relate to application of modified treasury stock method.