Form 10-K
period 1997-12-31
UNITED ASSET MANAGEMENT CORP
filed 1998-03-25
CIK 796370

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549

                                     FORM 10-K
          (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                 TO

                            Commission File Number 1-9215
                        ------------------------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                              ON WHICH REGISTERED
      -------------------                           -----------------------
      Common Stock                                  New York Stock Exchange
      ($.01 par value)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X  Yes      No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by stockholders who are not directors or executive officers of the registrant was approximately $1.7 billion based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 13, 1998.

     The number of shares of common stock, par value $.01, outstanding as of March 13, 1998 was 69,211,279.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of (a) the
Annual Report to Stockholders of the registrant for the year ended December
31, 1997, and (b) the Proxy Statement of the registrant filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such Report and Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form
10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     GENERAL

     United Asset Management Corporation (UAM or the Company) is a holding company organized in December 1980 to acquire and own firms that provide investment advisory services primarily for institutional clients. The Company's wholly owned subsidiaries (Affiliated Firms or Firms) operate in one business segment, that is, as investment advisers, managing both domestic and international investment portfolios for corporate benefit plans, mutual funds, government and union benefit plans, individuals, endowments, and foundations. UAM intends to continue expanding through the internal growth of its present Affiliated Firms and through the acquisition or organization of additional firms in the future (see "Affiliated Firms"). In addition, UAM plans to continue to diversify, domestically and internationally, with respect to both the classes of assets managed and client base. While UAM's Affiliated Firms primarily specialize in the management of U.S. equities, bonds and cash, other asset classes under management include international securities, real estate and stable value assets.

     Advisory fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide the largest portion of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1997, no single client of any Affiliated Firm provided more than 5% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

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

     UAM has revenue sharing plans with the Affiliated Firms which are described more fully under "Revenue Sharing." These agreements provide for UAM to receive increased or decreased revenues from each Affiliated Firm, based on a percentage of the change in each Firm's revenues from year to year, starting from a base amount agreed upon in the year of acquisition or at inception. These arrangements allow each Firm to set its own operating expense budget and compensation practices, limited by the share of revenues available to the Firm.

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

     In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 1998 Directory $4.9 trillion in assets under management in accounts of employee benefit plans and endowments within the United
States as of mid-1997, which represents an average compound five-year annual growth rate of 11.2% since mid-1992. The largest institutional segment of assets under management is employee benefit plan assets. The 1998 Directory reported $4.7 trillion of employee benefit plan assets under management as of mid-1997, which represents an average compound five-year annual growth rate of 11.2% since mid-1992.

     The employee benefit plan market includes two principal sectors:
defined benefit and defined contribution plans. More than half of U.S. retirement plan assets are in defined benefit plans, which assure employees of a particular level of pension benefits when they retire. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986 (the Code) require employers to fund their defined benefit plans sufficiently to generate the benefits they have promised. However, the Code also discourages overfunding of defined benefit plans by employers by limiting tax deductions for contributions to fully funded plans. In management's opinion, high investment returns experienced in the 1980s and thus far in the 1990s have resulted in many defined benefit retirement plans reaching or exceeding their full funding limits based on actuarial calculations; therefore, many employers have ceased to contribute additional cash to the plans. However, if the value of plan assets declines due to market factors, or if sustained periods of low interest rates cause an increase in the actuarial value of plan liabilities, employers will generally be obligated to step up contributions to their defined benefit pension plans.
 This counter-cyclical funding pattern for defined benefit plans helps to smooth out fluctuations in the growth of plan assets under management by firms that provide investment advisory services to sponsors of defined benefit plans, and therefore, it helps to moderate fluctuations in the revenues of these investment managers. Under defined contribution plans, on the other hand, employers may contribute to their employees' retirement funds on a tax-advantaged basis, but individual employees generally decide how their plan assets will be invested. Defined contribution plans are the fastest growing sector of the employee benefit plan market.

     The number and size of investment management firms which UAM would consider acquiring have grown in the past five years. The 1993 Money Market Directory showed 1,288 investment advisory firms (including branch offices) within the United States managing $3.7 trillion as of mid-1992. The 1998 Directory showed 1,330 such firms (including branch offices) within the United States managing approximately $9.8 trillion of assets as of mid-1997, which represents an average compound five-year annual growth rate of 21.6% over the corresponding assets since mid-1992.

     COMPETITION

     The Affiliated Firms compete with a large number of investment management firms, principally those engaged in the management of institutional accounts. In addition, the Affiliated Firms compete with affiliates of securities broker-dealers, commercial banks, insurance companies, and other entities, many of which have substantially greater capital and other resources and some of which offer a wider range of financial services. Furthermore, each of the Affiliated Firms may compete with other Affiliated Firms for clients.

     Management believes that the most important factors affecting competition in the investment management industry are the abilities and reputations of investment managers, differences in the investment performance of investment management firms, the development of new investment strategies, access to channels of distribution, resources to invest in information technologies and client service capabilities.

     Barriers to entry are low, and firms are relatively long-lived in the investment management business. A new investment management firm has low capital requirements. Maintaining the firm requires only the continued involvement of its professional personnel. A major portion of profits may be regularly withdrawn because new capital commitments are limited and rarely necessary.

     With respect to the acquisition of investment management firms, UAM competes with many other potential purchasers of these firms, including insurance companies, banks and other investment groups. As a result of its continuing acquisition activities, including regular contacts with potential acquisition candidates, UAM has an extensive knowledge of the candidate population, both domestically and internationally.

     UAM'S ACQUISITION PROGRAM

     Since its inception, UAM has sought to acquire or to establish institutional investment management firms. Once it acquires or organizes such firms, UAM seeks to preserve their autonomy by allowing their key employees to retain control of investment decisions and manage day-to-day operations. When an Affiliated Firm is acquired from employee-stockholders, the former stockholders receive the added benefits of a more diversified company by virtue of equity ownership in UAM.

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

     In purchasing investment management firms, UAM has structured the transactions to create incentives for key personnel to remain with their firm after the expiration of their employment agreements. The key employees have entered into employment and noncompetition agreements for terms ranging primarily from five to 12 years, which also prohibit the employees from competing with their firm for a substantial period after termination of employment. Most of the key employees of the Affiliated Firms were stockholders of such firms prior to their acquisition by UAM. In connection with the purchases, the former stockholders and/or key employees have typically received consideration in the form of cash, subordinated notes and warrants to purchase UAM common stock, or UAM common stock. The subordinated notes, most of which may be used to exercise the warrants, generally have terms of between five and 10 years. The key employees of each Affiliated Firm also participate directly, through revenue sharing, in revenues of their firm and meet the firm's expenses from their share of these revenues, as described more fully under "Revenue Sharing."

     UAM has over the past several years identified a substantial number of institutional investment management firms both domestically and internationally which it believes may be candidates for future acquisition on the basis of an evaluation of their personnel, investment approach, client base, revenues and profitability.

     To fund acquisitions, the Company utilizes its existing capital, together with Operating Cash Flow (net income (loss) plus amortization, depreciation and the reduction in value of intangible assets, net of taxes) and borrowings available under its $500,000,000 Reducing Revolving Credit Agreement (as more fully described in Note 3 to the Consolidated Financial Statements; also see Items 8 and 14 of this Form 10-K). Such borrowings are secured by the stock of the Company's subsidiaries.

     METHOD OF OPERATION

     UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm continues to provide investment management services which meet the particular needs of the Firm's clients. UAM provides assistance to the Affiliated Firms in connection with the preparation of separate company financial statements, tax matters, insurance and maintenance of a company-wide profit sharing retirement plan. In addition, UAM has an Operations Group and a Marketing and Service Strategies Group composed of senior officers of the Company who are responsible for establishing new marketing and service organizations, creating growth incentives and encouraging the undertaking of new projects and programs by the Affiliated Firms. Upon request, the Operations Group is also available to assist Affiliated Firms in planning for future growth and management development, particularly with respect to succession planning. The Company also sponsors seminars and meetings for executives from each of the Affiliated Firms and from UAM which serve as forums for sharing business information.

     In recent years, UAM has established a number of organizations that augment the marketing and client service capabilities of its Affiliated Firms.

     UAM Retirement Plan Services, Inc. participates in the growth of the defined contribution plan sector of the market. This affiliate designs and markets bundled defined contribution plan services, including investment management capabilities through UAM Funds portfolios, in addition to offering employee education, recordkeeping and trustee services to the sponsors of these plans.

     United Asset Management (Japan), Inc. offers the diverse investment management services of the Affiliated Firms to the Japanese institutional market. UAM (Japan) has a license that allows them to offer fully discretionary investment management services to Japanese institutional investors.

     UAM Investment Services, Inc. provides multi-product and global capabilities to large defined benefit pension plans and other major institutional investors such as insurance companies, as well as to financial planners, on behalf of the Affiliated Firms. It provides a single convenient channel through which clients, both domestically and abroad, can utilize the many investment management products offered by the Affiliated Firms.

     UAM Funds, Inc., a series mutual fund, allows Affiliated Firms to open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1997, 20 of the Affiliated Firms managed 43 UAM Funds portfolios, and such portfolios held assets totaling $3.2 billion.

     UAM Fund Services, Inc. oversees service providers used by UAM Funds, Inc. and, upon request, by separate fund families offered by Affiliated Firms.

     UAM Trust Company assists Affiliated Firms in establishing commingled investment pools for their clients. Collective group trusts and other commingled investment vehicles can fit those situations where neither separately managed accounts nor mutual funds meet clients' needs.

     During 1997, UAM Shareholder Service Center, Inc. was established with the assistance of Pilgrim Baxter & Associates, Ltd. to provide telephone servicing and transfer agent support to UAM mutual fund groups.

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

     REVENUE SHARING

     UAM operates with the Affiliated Firms under revenue sharing plans.
Such plans permit each Firm to retain a specified percentage of its revenues (typically 50-70%) for use by its principals at their discretion in paying expenses of operations, including salaries and bonuses. The purposes of the plans are to provide significant ongoing incentives for the principals of the Affiliated Firms to continue working as they did prior to the sale of their firm to UAM, to support their autonomy, and to allow UAM to participate in the growth of revenues of each Affiliated Firm. The plans are designed to allow each Firm's principals to participate in that Firm's growth in a substantial manner and to make operating decisions freely within the limits of that portion of the Firm's revenues which is retained by the Firm. In effect, the portion of its revenues retained by each Firm that is not used to pay salaries and other operating expenses is available for payment to the principals and other key employees of such Firm in the form of bonuses. The portion of Affiliated Firm revenues retained by the Firms and used to pay salaries and bonuses and to fund operating expenses is included in the Company's Consolidated Statement of Operations.

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

     In addition to revenue sharing with its Affiliated Firms, UAM has designed incentive programs to further reward business growth through positive net client cash flow. Incentives awarded under these programs are paid in the combination of cash, stock options and incentive units. The Company also co-invests with its Firms in marketing, distribution and new-product development.

     AFFILIATED FIRMS

     Each Affiliated Firm conducts its own marketing, client relations, research, portfolio management and administrative functions. Each Firm sets its own investment advisory fees and manages its business independently on a day-to-day basis.

     The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from firm to firm. As a consequence, more than one Affiliated Firm may be retained by a single client, since many clients employ multiple investment advisers. The strategies employed and assets selected by Affiliated Firms are separately chosen by them, with the result that any one Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $11.1 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research, acquisition and disposition, financing, and asset and property management. In addition, another Affiliated Firm, with $9.0 billion of assets under management at year end, manages stable value asset portfolios such as guaranteed investment contracts (GICs) and synthetic GICs.

     All of these differences, when combined with the separate names and identities of the various Affiliated Firms may: (a) tend to insulate UAM from the various cycles of market performance for specific asset classes and individual Firms; (b) permit more than one Affiliated Firm to serve any single client; and (c) mean that some Affiliated Firms may attract substantial new business while other Firms may grow more slowly or lose business.

     UAM's Firms manage both domestic and international investment portfolios for corporate benefit plans, mutual funds, government and union benefit plans, individuals, endowments, and foundations. As of December 31, 1997, UAM's Firms had approximately $197.5 billion under management with an average account size of $35.3 million. The 20 largest clients of UAM's affiliates represented 16% of total revenues and the 100 largest clients represented 28%. Additional information regarding the number of clients and types and amounts of assets under management is found in the table on page 36 of the Company's 1997 Annual Report to Shareholders (the Annual Report), which table is incorporated herein by reference.


The following table summarizes UAM's asset mix:

                                                Assets Under Management at December 31,
                                           1995                  1996                   1997
(in millions)                     -----------------     -----------------       -----------------
U.S. Equities                      $ 84,465      59%     $ 99,814      58%       $123,213      63%
U.S. Bonds and Cash                  25,130      18        27,266      16          27,164      14
International Securities             10,897       8        21,764      13          27,947      14
Real Estate                          14,227      10        13,909       8          10,515       5
Stable Value                          7,405       5         8,274       5           8,650       4
                                   --------     ---      --------     ---        --------     ---
                                   $142,124     100%     $171,027     100%       $197,489     100%
                                   --------     ---      --------     ---        --------     ---
                                   --------     ---      --------     ---        --------     ---

     As previously described, each Affiliated Firm is responsible for marketing its own investment management services. Typically, one or more of the employees at each Firm are responsible for making initial contact with prospective clients. Most Firms have brochures describing the Firm, its principals and its investment approach. These brochures are mailed to prospective clients, in addition to soliciting clients by telephone and in person. Once initial contact is made, face-to-face meetings between the principals of a Firm and the prospective client take place in order to discuss investment philosophy, management fees and a variety of other related matters.

     REGULATION

     UAM's domestic investment advisory subsidiaries are registered with and subject to regulation by the Securities and Exchange Commission (the SEC) under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company's foreign investment advisory affiliates are members of or subject to certain self-regulatory bodies or other regulatory agencies. The Company's brokerage subsidiaries are registered as broker-dealers with the SEC under the Securities Exchange Act of 1934 and, where applicable, under state securities laws, and are regulated by the SEC, state securities administrators and the National Association of Securities Dealers, Inc. Five Affiliated Firms are regulated by the Commodities Futures Trading Commission, and among the Affiliated Firms are four trust companies which are subject to regulation by the Office of Comptroller of the Currency or applicable state law.

     UAM's domestic investment advisory subsidiaries are subject to ERISA and its regulations to the extent they are "fiduciaries" under ERISA with respect to their clients.

     Registrations, reporting, maintenance of books and records and compliance procedures required by these laws and regulations are maintained independently by each UAM subsidiary.

     The officers, directors and employees of UAM's Affiliated Firms may from time to time own securities which are also owned by one or more of their clients. Each such Firm has internal guidelines and codes of ethics with respect to individual investments, requires reporting of securities transactions and restricts certain transactions so as to minimize possible conflicts of interest.

UAM's Affiliated Firms as of December 31, 1997 are listed below in the order in which they were acquired or established.

                                                  Principal                    Acquired
Affiliated Firm                                   Location                   or Organized
---------------                                   ---------                  ------------
Nelson, Benson & Zellmer, Inc.                   Denver, CO                  August 1983
Chicago Asset Management Company                 Chicago, IL                 October 1983
Colony Capital Management, Inc.(1)               Atlanta, GA                 February 1984
Hellman, Jordan Management Company, Inc.         Boston, MA                  August 1984
Thompson, Siegel & Walmsley, Inc.                Richmond, VA                December 1984
Sterling Capital Management Company              Charlotte, NC               December 1984
Analytic-TSA Global Asset Management, Inc.       Los Angeles, CA             May 1985
Northern Capital Management, Inc.                Madison, WI                 January 1986
Cooke & Bieler, Inc.                             Philadelphia, PA            February 1986
Fiduciary Management Associates, Inc.            Chicago, IL                 June 1986
Investment Counselors of Maryland, Inc.          Baltimore, MD               December 1986
HMH Investment Advisors, Inc. (2)                Boston, MA                  December 1986
Rothschild/Pell, Rudman & Co., Inc.              Baltimore, MD               December 1986
Rice, Hall, James & Associates                   San Diego, CA               May 1987
C.S. McKee & Company, Inc.                       Pittsburgh, PA              August 1987
Hanson Investment Management Company             San Rafael, CA              August 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.        Dallas, TX                  January 1988
Sirach Capital Management, Inc.                  Seattle, WA                 January 1989
Dewey Square Investors Corporation               Boston, MA                  May 1989
The Campbell Group, Inc.                         Portland, OR                May 1989
Cambiar Investors, Inc.                          Englewood, CO               August 1990
First Pacific Advisors, Inc.                     Los Angeles, CA             June 1991
Spectrum Asset Management, Inc.                  Stamford, CT                November 1991
Acadian Asset Management, Inc.                   Boston, MA                  February 1992
The L&B Group                                    Dallas, TX                  June 1992
NWQ Investment Management Company                Los Angeles, CA             October 1992
Tom Johnson Investment Management, Inc.          Oklahoma City, OK           December 1992
UAM Retirement Plan Services, Inc.               New York, NY                February 1993
Pell, Rudman & Co., Inc.                         Boston, MA                  March 1993
Heitman Financial Ltd.                           Chicago, IL                 August 1993
Murray Johnstone Limited                         Glasgow, Scotland           November 1993
GSB Investment Management, Inc.                  Fort Worth, TX              December 1993
Dwight Asset Management Company                  Burlington, VT              January 1994
Investment Research Company                      San Diego, CA               February 1994
Suffolk Capital Management, Inc.                 New York, NY                July 1994
United Asset Management (Japan), Inc.            Tokyo, Japan                October 1994
UAM Investment Services, Inc.                    Boston, MA                  January 1995
Provident Investment Counsel                     Pasadena, CA                February 1995
Pilgrim Baxter & Associates, Ltd.                Wayne, PA                   April 1995
Jacobs Asset Management                          Fort Lauderdale, FL         July 1995
UAM Fund Services, Inc.                          Boston, MA                  October 1995
OSV Partners                                     Greenwich, CT               April 1996
Rogge Global Partners Plc                        London, England             August 1996
Clay Finlay Inc.                                 New York, NY                August 1996
J.R. Senecal & Associates Investment
  Counsel Corp.                                  Richmond Hill, Ontario      January 1997
InvestLink Technologies, Inc.                    New York, NY                February 1997
Expertise Asset Management                       Paris, France               May 1997
Pacific Financial Research, Inc.                 Beverly Hills, CA           May 1997
Thomson Horstmann & Bryant, Inc.                 Saddle Brook, NJ            June 1997
Lincluden Management Limited                     Oakville, Ontario           September 1997
Palladyne Asset Management B.V.                  Amsterdam, The Netherlands     December 1997

(1) During 1997, Hamilton, Allen & Associates, Inc. changed its name to Colony Capital Management, Inc.

(2) Effective January 1, 1998, Hagler, Mastrovita & Hewitt, Inc. changed its name to HMH Investment Advisors, Inc.

     EMPLOYEES

     The UAM holding company has 72 employees, 12 of whom are executive officers of UAM (see Item 10, Directors and Executive Officers). Each Affiliated Firm employs its own investment advisory, marketing and client service, administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with the rules of various regulatory agencies (see "Affiliated Firms" and "Regulation" on pages 6 and 8, respectively). At December 31, 1997, the Company, as a whole, employed 2,486 persons. These numbers exclude 1,240 individuals who are employed by the property management subsidiaries of The L&B Group and Heitman Financial Ltd. and whose total compensation is billed directly to clients of these affiliates.

ITEM 2.  PROPERTIES

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     During the fourth quarter of 1997, UAM issued an aggregate of 191,898 shares of common stock, $.01 par value, pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the Act), to certain executives of its subsidiaries upon the exercise of warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise prices of the warrants ranged from $16.50 to $23.00 per share.

     During 1996, UAM issued warrants to the former owners of Pilgrim Baxter
& Associates, Ltd. resulting from a contingent payment earned as specified in the Acquisition Agreement dated February 3, 1995. Warrants to purchase
62,010 shares of common stock, $.01 par value, of UAM for $23.00 per share, were issued and may be exercisable in whole or in part prior to the earlier of (a) February 28, 2003 or (b) if UAM gives notice specified in the Warrant Agreement, at such time as the closing price of common stock of UAM reaches specified levels for periods specified in the Warrant Agreement. These warrants and the shares of common stock issuable upon exercise thereof have not been registered under the Act in reliance on the exemption for transactions not involving a public offering contained in Section 4(2) of the Act. The warrants contain, and the shares issuable upon exercise will contain, restrictive legends. No commission was paid to any underwriter in connection with the issuance of the warrants.

     Also during 1996, UAM issued an aggregate of 1,481,609 shares of common stock, $.01 par value, pursuant to Section 4(2) of the Act to certain executives of its subsidiaries upon the exercise of warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The excercise prices of the warrants ranged from $8.11 to $16.50 per share.

     As of March 13, 1998, there were 484 stockholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" on page 60 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to the "Eleven-Year Review" on pages 42 and 43 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis" on pages 37 through 41 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" on page 60 of the Annual Report, "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" on pages 44 through 58 of the Annual Report, and the "Report of Independent Accountants" on page 59 of the Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Nominees for Election as Directors," "Executive Compensation - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation - Summary Compensation Table," "Executive Compensation - Stock Options," "Executive Compensation - Compensation Committee Report," "Company Stock Performance," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Directors' Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors - Certain Transactions with Management and Others" in the Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

     The following consolidated financial statements of United Asset Management Corporation and report of independent accountants, included on pages 44 through 59 of the Annual Report, are incorporated herein by reference as a part of this Form 10-K:

                                                               Page(s) in the
     Title                                                     Annual Report
     -----                                                     --------------
     Report of Independent Accountants                                59

     Consolidated Balance Sheet as of December 31, 1997
        and 1996                                                      44

     Consolidated Statement of Operations for each of the
        three years in the period ended December 31, 1997             45

     Consolidated Statement of Cash Flows for each of the
        three years in the period ended December 31, 1997             46

     Consolidated Statement of Changes in Stockholders'
        Equity for each of the three years in the period ended
        December 31, 1997                                             47

     Notes to Consolidated Financial Statements                      48-58

     2.   Financial Statement Schedule

     The following consolidated financial statement schedule and report of independent accountants are filed as a part of this Form 10-K and are on the following pages:

                                                                         Page
                                                                         ----
       Report of Independent Accountants on Financial
          Statement Schedule                                              F-1

       Schedule VIII  Valuation and Qualifying Accounts for
                      each of the three years in the period
                      ended December 31, 1997                             F-3

     All other schedules have been omitted since they are not required, not applicable or the information is in the Financial Statements or Notes thereto.

     3.   Exhibits

     Exhibit
     Number       Title
     -------      -----
(1)    3.1        Restated Certificate of Incorporation of the Registrant.

(2)    3.2        Amended and Restated By-Laws of the Registrant.

(3)    4.1        Specimen Certificate of Common Stock, $.01 par value, of
                  the Registrant.

(4)    4.2        Agreement to furnish copies of subordinated debt instruments to the Commission.

       9.0        Not Applicable.

(1)   10.1        Second Amended and Restated Reducing Credit Agreement dated as of November 18, 1994, among United Asset Management Corporation, the banks parties thereto, Morgan Guaranty Trust Company of New York, as Agent, and The First National Bank of Boston, as Collateral Agent.

(5)   10.2        Note Purchase Agreement dated as of August 1, 1995.

(5)   10.3        First Amendment and consent dated as of August 1, 1995 to the Second
                  Amended and Restated Credit Agreement dated as of November 18, 1994.

(6)   10.4        Amended and Restated Credit Agreement dated as of April 19, 1996.

      10.5        Amendment Number 2 to Credit Agreement dated as of
                  November 14, 1997.



(7)   10.6        United Asset Management Corporation Profit Sharing and 401(k) Plan dated as of May 11, 1989 and amended and restated as of November 26, 1990.

(8)   10.7        Revised First Amendment to United Asset Management Corporation Profit
                  Sharing and 401(k) Plan effective as of January 1, 1992.

(8)   10.8        Second Amendment to United Asset Management Corporation Profit Sharing
                  and 401(k) Plan effective as of January 1, 1993.

(1)   10.9        Third Amendment to United Asset Management Corporation Profit Sharing
                  and 401(k) Plan effective as of January 1, 1994.

(9)   10.10       Fourth Amendment to United Asset Management Corporation Profit Sharing
                  and 401(k) Plan effective as of January 1, 1995.

(10)  10.11       Amended and Restated 1994 Stock Option Plan effective as of May 15, 1997.

(9)   10.12       United Asset Management Corporation Deferred Compensation Plan effective
                  January 1, 1994.

(11)  10.13       First Amendment to United Asset Management Corporation Deferred Compensation
                  Plan effective July 1, 1997.

(12)  10.14       Consulting Agreement between United Asset Management Corporation and David I.
                  Russell dated as of January 1, 1993.

(13)  10.15       First Amendment to Consulting Agreement between United Asset Management
                  Corporation and David I. Russell dated as of June 17, 1996.

      11.1        Calculation of Earnings (Loss) Per Share.

      12.0        Not Applicable.

      13.1        Annual Report to Stockholders for the Year Ended December 31, 1997.

      16.0        Not Applicable.

      18.0        Not Applicable.

      21.1        Subsidiaries of the Registrant.

      22.0        Not Applicable.

      23.1        Consent of Independent Accountants.

      24.0        Not Applicable.

      27.1        Financial Data Schedules.

      99.1        Cautionary Language Regarding Forward-looking Statements.

          Notes to Exhibit Listing
          ------------------------
          (1)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1994, and incorporated herein by reference.

          (2)   Filed as an Exhibit to the Company's Report on Form 8-K on February 2,
                1998, and incorporated herein by reference.

          (3)   Filed as an Exhibit to the Company's Form S-1 as filed with the Commission and which became effective on August 22, 1986, and incorporated herein by reference (Registration No. 33-6874).

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

         (10)   Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the
                period ended June 30, 1997, and incorporated herein by reference.

         (11)   Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the
                period ended September 30, 1997, and incorporated herein by reference.

         (12)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         (13)   Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the
                period ended June 30, 1996, and incorporated herein by reference.

      Location of Documents Pertaining to Executive Compensation Plans and
      Arrangements:

     (1)  Amended and Restated 1994 Stock Option Plan effective as of May 15, 1997,
          Exhibit 10.11 to this Form 10-K.

     (2)  United Asset Management Corporation Deferred Compensation Plan effective
          January 1, 1994, Exhibit 10.12 to this Form 10-K.

     (3)  First Amendment to United Asset Management Corporation Deferred Compensation Plan
          effective July 1, 1997, Exhibit 10.13 to this Form 10-K.

     (4)  Consulting Agreement between United Asset Management Corporation and David I. Russell
          dated as of January 1, 1993 - Form 10-K for fiscal year ended December 31, 1992, Exhibit
          10.14 to this Form 10-K.

     (5)  First Amendment to Consulting Agreement between United Asset Management Corporation and David I. Russell dated as of June 17, 1996, Exhibit 10.15 to this Form 10-K.

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

Date:  March 17, 1998                 UNITED ASSET MANAGEMENT CORPORATION
                                      -----------------------------------
                                                             (Registrant)
By /s/ Norton H. Reamer             By /s/ William H. Park
  --------------------------           ----------------------------------
  Norton H. Reamer                     William H. Park
  Chairman of the Board and            Executive Vice President and
  Chief Executive Officer              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Norton H. Reamer
-------------------------------    Director          March 17, 1998
   (Norton H. Reamer)

/s/ Harold J. Baxter
-------------------------------    Director          March 17, 1998
   (Harold J. Baxter)

/s/ J. Duncan Campbell, Jr.
-------------------------------    Director          March 17, 1998
   (J. Duncan Campbell, Jr.)

/s/ John P. Clay
-------------------------------    Director          March 17, 1998
   (John P. Clay)

/s/ Robert J. Greenebaum
-------------------------------    Director          March 17, 1998
   (Robert J. Greenebaum)

/s/ Charles E. Haldeman, Jr.
-------------------------------    Director          March 17, 1998
   (Charles E. Haldeman, Jr.)

/s/ Beverly L. Hamilton
-------------------------------    Director          March 17, 1998
   (Beverly L. Hamilton)

/s/ Bryant M. Hanley, Jr.
-------------------------------    Director          March 17, 1998
   (Bryant M. Hanley, Jr.)

/s/ Jay O. Light
-------------------------------    Director          March 17, 1998
   (Jay O. Light)

/s/ John F. McNamara
-------------------------------    Director          March 17, 1998
   (John F. McNamara)

/s/ David I. Russell
-------------------------------    Director          March 17, 1998
   (David I. Russell)

/s/ Philip Scaturro
-------------------------------    Director          March 17, 1998
   (Philip Scaturro)

/s/ John A. Shane
-------------------------------    Director          March 17, 1998
   (John A. Shane)

/s/ Larry D. Tashjian
-------------------------------    Director          March 17, 1998
   (Larry D. Tashjian)

/s/ Barbara S. Thomas
-------------------------------    Director          March 17, 1998
   (Barbara S. Thomas)
                                     17

                         UNITED ASSET MANAGEMENT CORPORATION
                     CALCULATION OF EARNINGS (LOSS) PER SHARE (1)
                       (In thousands, except per-share amounts)


---------------------------------------------------------------------------------------
                                                   Income         Shares      Per-Share
                                                 (Numerator)   (Denominator)   Amount
---------------------------------------------------------------------------------------
For the Year Ended December 31, 1997
BASIC LOSS PER SHARE
Loss available to common
     shareholders                                $(4,133,000)    69,611,000      $(.06)
                                                                              ---------
                                                                              ---------

EFFECT OF DILUTIVE SECURITIES (2)
Warrants                                                   -              -
Options                                                    -              -
                                                ------------   ------------

DILUTED LOSS PER SHARE
Loss available to common
     shareholders + assumed conversions          $(4,133,000)    69,611,000      $(.06)
                                                ------------   ------------   ---------
                                                ------------   ------------   ---------

---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
For the Year Ended December 31, 1996
BASIC EARNINGS PER SHARE
Income available to common
     shareholders                                $97,822,000     68,515,000      $1.43
                                                                              ---------
                                                                              ---------

EFFECT OF DILUTIVE SECURITIES (2)
Warrants                                                   -      1,556,000
Options                                                    -      1,980,000
                                                ------------   ------------

DILUTED EARNINGS PER SHARE
Income available to common
     shareholders + assumed conversions          $97,822,000     72,051,000      $1.36
                                                ------------   ------------   ---------
                                                ------------   ------------   ---------

---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
For the Year Ended December 31, 1995
BASIC EARNINGS PER SHARE
Income available to common
     shareholders                                $67,256,000     67,985,000      $ .99
                                                                              ---------
                                                                              ---------

EFFECT OF DILUTIVE SECURITIES (2)
Warrants                                                   -      1,288,000
Options                                                    -      1,614,000
                                                ------------   ------------

DILUTED EARNINGS PER SHARE
Income available to common
     shareholders + assumed conversions          $67,256,000     70,887,000    $  .95
                                                ------------   ------------   ---------
                                                ------------   ------------   ---------

---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

(1) Calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which became effective for financial statements issued for annual periods ending after December 15, 1997, with prior periods restated.

(2) Options on 7,013,000, 96,000 and 1,414,000 shares of common stock and warrants on 9,350,000, 708,000 and 5,932,000 shares of common stock were outstanding during 1997, 1996 and 1995, respectively, but were not included in computing diluted earnings (loss) per share in each of these years because their effects were antidilutive.

                          UNITED ASSET MANAGEMENT CORPORATION
                            SUBSIDIARIES OF THE REGISTRANT

                                                       Jurisdiction of     Financial
Affiliated Firm                                        Organization        Statements
---------------                                        ------------        ----------
Acadian Asset Management, Inc.                         Massachusetts       Consolidated
Analytic-TSA Global Asset Management, Inc.             California          Consolidated
Barrow, Hanley, Mewhinney & Strauss, Inc.              Nevada              Consolidated
Cambiar Investors, Inc.                                Colorado            Consolidated
The Campbell Group, Inc.                               Delaware            Consolidated
Chicago Asset Management Company                       Delaware            Consolidated
Clay Finlay Inc.                                       New York            Consolidated
Colony Capital Management, Inc.                        Delaware            Consolidated
Cooke & Bieler, Inc.                                   Pennsylvania        Consolidated
Dewey Square Investors Corporation                     Delaware            Consolidated
Dwight Asset Management Company                        Delaware            Consolidated
Expertise Asset Management                             France              Consolidated
Fiduciary Management Associates, Inc.                  Delaware            Consolidated
First Pacific Advisors, Inc.                           Massachusetts       Consolidated
GSB Investment Management, Inc.                        Delaware            Consolidated
Hanson Investment Management Company                   California          Consolidated
Heitman Financial Ltd.                                 Delaware            Consolidated
  Heitman Properties Ltd.(1)                           Illinois            Consolidated
  Heitman Capital Management Corporation               Illinois            Consolidated
Hellman, Jordan Management Company, Inc.               Delaware            Consolidated
HMH Investment Advisors, Inc.                          Delaware            Consolidated
Investment Counselors of Maryland, Inc.                Maryland            Consolidated
Investment Research Company                            Illinois            Consolidated
InvestLink Technologies, Inc.                          New Jersey          Consolidated
Jacobs Asset Management                                Delaware            Consolidated
Tom Johnson Investment Management, Inc.                Massachusetts       Consolidated
L&B Realty Advisors, Inc. (The L&B Group)              Delaware            Consolidated
  L&B Institutional Property Managers, Inc.(2)         Delaware            Consolidated
  L&B Real Estate Counsel                              Texas               Consolidated
Lincluden Management Limited                           Ontario             Consolidated
C.S. McKee & Company, Inc.                             Pennsylvania        Consolidated
Murray Johnstone Limited                               Scotland            Consolidated
Nelson, Benson & Zellmer, Inc.                         Colorado            Consolidated
Northern Capital Management, Inc.                      Wisconsin           Consolidated
NWQ Investment Management Company                      Massachusetts       Consolidated
OSV Partners                                           Delaware            Consolidated
Pacific Financial Research, Inc.                       Massachusetts       Consolidated
Palladyne Asset Management B.V.                        The Netherlands     Consolidated
Pell, Rudman & Co., Inc.                               Delaware            Consolidated
Pilgrim Baxter & Associates, Ltd.                      Delaware            Consolidated
Provident Investment Counsel                           Massachusetts       Consolidated
Rice, Hall, James & Associates                         California          Consolidated
Rogge Global Partners Plc                              United Kingdom      Consolidated
Rothschild/Pell, Rudman & Co., Inc.                    Maryland            Consolidated
J. R. Senecal & Associates Investment Counsel Corp.    Ontario             Consolidated
Sirach Capital Management, Inc.                        Washington          Consolidated
Spectrum Asset Management, Inc.                        Connecticut         Consolidated
Sterling Capital Management Company                    North Carolina      Consolidated
Suffolk Capital Management, Inc.                       Delaware            Consolidated
Thompson, Siegel & Walmsley, Inc.                      Virginia            Consolidated
Thomson Horstmann & Bryant, Inc.                       Delaware            Consolidated
UAM Fund Distributors, Inc.                            Massachusetts       Consolidated
UAM Fund Services, Inc.                                Delaware            Consolidated
UAM Investment Services, Inc.                          Delaware            Consolidated
UAM Retirement Plan Services, Inc.                     Delaware            Consolidated
UAM Shareholder Service Center, Inc.                   Delaware            Consolidated
UAM Trust Company                                      Maryland            Consolidated
United Asset Management (Japan), Inc.                  Delaware            Consolidated

All of the Registrant's subsidiaries do business under the respective names indicated above and are wholly owned except for Lincluden Management Limited in which UAM owns a 49% interest.

(1) Heitman Properties Ltd. has 41 property management subsidiaries operating in the U.S.
(2) L&B Institutional Property Managers, Inc. has seven property management subsidiaries operating in the U.S.

                        REPORT OF INDEPENDENT ACCOUNTANTS ON

                            FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of United Asset Management Corporation


Our audits of the consolidated financial statements referred to in our report dated February 3, 1998 appearing on page 59 of the 1997 Annual Report to Stockholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP
Boston, Massachusetts
February 3, 1998

                          CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-63350, 33-52517, 33-57049, 33-64449, 333-11395 and 333-11397) and in the
Registration Statements on Form S-8 (Nos. 33-10621, 33-21756, 33-34288, 33-48858, 33-54233 and 33-28981) of United Asset Management Corporation of our report dated February 3, 1998 appearing on page 59 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Boston, Massachusetts
March 25, 1998

                         UNITED ASSET MANAGEMENT CORPORATION
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In thousands)

                                                 Cost Assigned
                                             to Contracts Acquired                               Accumulated Amortization
                                      ---------------------------------------    ---------------------------------------------------
                         Weighted
             Range of    Average                                                                                           Ending
             Estimated   Estimated                                                                                         Tax
             Remaining   Remaining                                                               Charged to                Balance
             Lives       Lives        Beginning     Additions    Ending          Beginning       Operations     Ending     In Excess
 Firm        (in years)  (in years)   Balance       and Other    Balance         Balance         and Other      Balance    of Book
------       ----------  ----------   ----------    ---------    ----------      ---------       ----------     --------   ---------
 1995
 ----
 HFL           3-21        14        $  212,668     $  7,748     $  220,416       $  1,142       $ 14,678       $ 15,820  $      -
 NWQ           1-10        9             96,076            -         96,076         17,752          8,077         25,829    21,620
 PBA           5-17        15                 -      104,605        104,605              -          4,293          4,293       789
 PIC           3-23        18                 -      347,307        347,307              -         16,309         16,309     5,344
 All Others    1-19        7            638,226       14,682        652,908        253,550         49,835        303,385    76,095
                                     ----------     --------     ----------       --------       --------       --------  --------
                                     $  946,970     $474,342     $1,421,312       $272,444       $ 93,192       $365,636  $103,848
                                     ----------     --------     ----------       --------       --------       --------  --------
                                     ----------     --------     ----------       --------       --------       --------  --------
 1996
 ----
 HFL           2-20        13        $  220,416     $      -     $  220,416       $ 15,820       $ 14,712       $ 30,532  $  2,621
 PBA           4-16        14           104,605       12,528        117,133          4,293          6,601         10,894     1,129
 PIC           2-22        16           347,307         (167)       347,140         16,309         19,591         35,900     9,102
 All Others    1-18        5            748,984       (6,216)       742,768        329,214         61,031        390,245    91,650
                                     ----------     --------     ----------       --------       --------       --------  --------
                                     $1,421,312     $  6,145     $1,427,457       $365,636       $101,935       $467,571  $104,502
                                     ----------     --------     ----------       --------       --------       --------  --------
                                     ----------     --------     ----------       --------       --------       --------  --------
 1997
 ----
 PBA           3-15        13        $  117,133     $      -     $  117,133       $ 10,894       $  7,375       $ 18,269  $    510
 PFR           15          15                 -      128,391        128,391              -          4,725          4,725       979
 PIC           1-21        15           347,140       69,021        416,161         35,900         19,596         55,496    12,885
 All Others    1-17        6            963,184      137,098      1,100,282        420,777        244,528(1)     665,305   (53,137)
                                     ----------     --------     ----------       --------       --------       --------  --------
                                     $1,427,457     $334,510     $1,761,967       $467,571       $276,224       $743,795  $(38,763)
                                     ----------     --------     ----------       --------       --------       --------  --------
                                     ----------     --------     ----------       --------       --------       --------  --------



(1) Includes the 1997 noncash reduction in value of intangible assets recorded to reflect an impairment of the cost assigned to contracts acquired due to a projected decline in revenues at two affiliates.