Form 10-K/A
period 1997-12-31
UNITED ASSET MANAGEMENT CORP
filed 1998-04-30
CIK 796370

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549


                                    FORM 10-K/A
                                    AMENDMENT #1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of (a) the
Annual Report to Stockholders of the registrant for the year ended December
31, 1997, and (b) the Proxy Statement of the registrant filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such Report and Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form
10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE

     The undersigned Registrant hereby files this Amendment No. 1 to its Annual Report. Only Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K is being filed herewith on Form 10-K for the fiscal year ended December 31, 1997, to correct the Consolidated Statement of Operations (Exhibit 13.1.5) for the amount of the 1997 amortization of cost assigned to contracts acquired and the amount of the 1995 other operating expenses, as well as the 1996 second quarter closing stock price per the Common Stock Information (Exhibit 13.1.10) which were changed due to a technical error by outside financial printers that occurred in the EDGAR filing thereof.


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

     *10.5        Amendment Number 2 to Credit Agreement dated as of
                  November 14, 1997.



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

     *11.1        Calculation of Earnings (Loss) Per Share.

      12.0        Not Applicable.

      13.1        Annual Report to Stockholders for the Year Ended December 31, 1997.

      16.0        Not Applicable.

      18.0        Not Applicable.

     *21.1        Subsidiaries of the Registrant.

      22.0        Not Applicable.

      23.1        Consent of Independent Accountants.

      24.0        Not Applicable.

     *27.1        Financial Data Schedules.

     *99.1        Cautionary Language Regarding Forward-looking Statements.


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


         * Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed on March 25, 1998, and incorporated herein by reference.


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

Date:  April 29, 1998                 UNITED ASSET MANAGEMENT CORPORATION
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

/s/ Norton H. Reamer
-------------------------------    Director          April 29, 1998
   (Norton H. Reamer)

/s/ Harold J. Baxter
-------------------------------    Director          April 29, 1998
   (Harold J. Baxter)

/s/ J. Duncan Campbell, Jr.
-------------------------------    Director          April 29, 1998
   (J. Duncan Campbell, Jr.)

/s/ John P. Clay
-------------------------------    Director          April 29, 1998
   (John P. Clay)

/s/ Robert J. Greenebaum
-------------------------------    Director          April 29, 1998
   (Robert J. Greenebaum)

/s/ Charles E. Haldeman, Jr.
-------------------------------    Director          April 29, 1998
   (Charles E. Haldeman, Jr.)

/s/ Beverly L. Hamilton
-------------------------------    Director          April 29, 1998
   (Beverly L. Hamilton)

/s/ Bryant M. Hanley, Jr.
-------------------------------    Director          April 29, 1998
   (Bryant M. Hanley, Jr.)

/s/ Jay O. Light
-------------------------------    Director          April 29, 1998
   (Jay O. Light)

/s/ John F. McNamara
-------------------------------    Director          April 29, 1998
   (John F. McNamara)

/s/ David I. Russell
-------------------------------    Director          April 29, 1998
   (David I. Russell)

/s/ Philip Scaturro
-------------------------------    Director          April 29, 1998
   (Philip Scaturro)

/s/ John A. Shane
-------------------------------    Director          April 29, 1998
   (John A. Shane)

/s/ Larry D. Tashjian
-------------------------------    Director          April 29, 1998
   (Larry D. Tashjian)

/s/ Barbara S. Thomas
-------------------------------    Director          April 29, 1998
   (Barbara S. Thomas)
                                     17