Form 10-Q
period 1998-03-31
UNITED ASSET MANAGEMENT CORP
filed 1998-05-14
CIK 796370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q

            (MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to


                          Commission file number 1-9215

                       -----------------------------------

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

         The number of shares of common stock outstanding as of May 7, 1998 was 67,915,469.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.       Financial Statements.  (Pages F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Pages F-5 to F-8)

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.


                                     PART II
                                OTHER INFORMATION

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

Item 2.       Changes in Securities.
              On January 6, 1998, UAM acquired significant interests in Integra Capital Management Corporation ("ICMC") and Integra Capital Financial Corporation ("ICFC") pursuant to an Acquisition Agreement dated November 21, 1997. In connection with this acquisition, UAM created subsidiaries which issued an aggregate of 289,320 shares of Exchangeable Preferred Stock to the former owners of ICMC and ICFC. One share of Exchangeable Preferred Stock is exchangeable, at the option of the holder, into one share of UAM Common Stock, $.01 par value, on or before March 1, 2007. The offer and sale of the shares of Exchangeable Preferred Stock and the shares of UAM Common Stock issuable upon conversion thereof have not been registered under the Securities Act of 1933, as amended, (the Act), in reliance on the exemption for transactions not involving a public offering contained in Section 4(2) of the Act. On April 29, 1998, the Company filed a registration statement on Form S-3 to register the resale of 239,320 shares of such Common Stock. No commission was paid to any underwriter in connection with the issuance of the Exchangeable Preferred Stock.

              During the first quarter of 1998, UAM issued an aggregate of 431,286 shares of its Common Stock in reliance on Section 4(2) of the Act to certain executives of its subsidiaries upon the exercise of warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise prices of the warrants ranged from $11.50 to $28.50 per share.

              On February 12, 1998, the Company granted options to purchase 27,287 shares of its Common Stock to two principals of a subsidiary of the Company. These options vest on February 12, 2002 if the optionee remains employed by the Company or a subsidiary of the Company, are exercisable at a price of $23.44 per share, and expire on February 12, 2003. The options and the shares of Common Stock issuable upon exercise thereof have not been registered under the

              Act in reliance on the exemption for transactions not involving a public offering contained in Section 4(2) of the Act.

Item 3.       Defaults Upon Senior Securities.  None

Item 4.       Submission of Matters to a Vote of Security Holders.  None

Item 5.       Other Information.  None

Item 6.       Exhibits and Reports on Form 8-K.

              (a)     Exhibit  2     -  Not Applicable.
                      Exhibit  3     -  Not Applicable.
                      Exhibit  4     -  Not Applicable.
                      Exhibit 10.1   -  Employment Agreement between United
                                        Asset Management Corporation  and
                                        Charles E. Haldeman, Jr. dated March 1,
                                        1998.
                      Exhibit 10.2   -  $750,000,000 Amended and Restated Credit
                                        Agreement dated as of April 29, 1998.
                      Exhibit 10.3   -  Undertaking to Furnish Copies of Omitted
                                        Exhibits and Schedules to $750,000,000
                                        Amended and Restated Credit Agreement
                                        dated as of April 29, 1998.
                      Exhibit 11     -  Calculation of Earnings Per Share
                                        (Page F-9).
                      Exhibit 15     -  Not Applicable.
                      Exhibit 18     -  Not Applicable.
                      Exhibit 19     -  Not Applicable.
                      Exhibit 22     -  Not Applicable.
                      Exhibit 23     -  Not Applicable.
                      Exhibit 24     -  Not Applicable.
                      Exhibit 27     -  Financial Data Schedule.

              (b)1. A report on Form 8-K was filed on January 22, 1998. The items reported and financial statements and exhibits filed were as follows:

                      Item 5.       Other Events.

                                    On January 22, 1998, the Company published a press release in the form of Exhibit 99.1.

                      Item 7.       Financial Statements and Exhibits.

                                    (c)     Exhibits.

                                            99.1       Press Release of United
                                                       Asset Management
                                                       Corporation dated January
                                                       22, 1998.

                                            99.2       Cautionary Language
                                                       Regarding Forward-Looking
                                                       Statements.

                 2. A report on Form 8-K was filed on February 2, 1998. The items reported and financial statements and exhibits filed were as follows:

                      Item 5.       Other Events.

                                    On February 2, 1998, the Company published a press release in the form of Exhibit 99.1.

                      Item 7.       Financial Statements and Exhibits.

                                    (c)     Exhibits.

                                            3(ii)      Amended and Restated
                                                       By-Laws (effective
                                                       January 20, 1998).

                                            99.1       Press Release of United
                                                       Asset Management
                                                       Corporation dated
                                                       February 2, 1998.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNITED ASSET MANAGEMENT CORPORATION



May 12, 1998                                 /s/ William H. Park
----------------------------------           -------------------
(Date)                                           William H. Park
                                                 Executive Vice President and
                                                  Chief Financial Officer

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


-------------------------------------------------------------------------
Three Months Ended March 31,                 1998                1997
-------------------------------------------------------------------------
Revenues                                 $241,820,000       $ 215,522,000
-------------------------------------------------------------------------
Operating expenses:
      Compensation and related
            expenses                      119,554,000         105,072,000
      Amortization of cost assigned
            to contracts acquired          26,833,000          24,912,000
      Other operating expenses             45,063,000          35,086,000
-------------------------------------------------------------------------
                                          191,450,000         165,070,000
-------------------------------------------------------------------------
Operating income                           50,370,000          50,452,000
-------------------------------------------------------------------------
Non-operating expenses:
      Interest expense, net                10,837,000           7,917,000
      Other amortization                      898,000             481,000
-------------------------------------------------------------------------
                                           11,735,000           8,398,000
-------------------------------------------------------------------------
Income before income tax expense           38,635,000          42,054,000
Income tax expense                         16,537,000          17,999,000
-------------------------------------------------------------------------
Net income                               $ 22,098,000       $  24,055,000
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Basic earnings per share                         $.32               $ .35
Diluted earnings per share                       $.31               $ .33
Dividends declared per share                     $.20               $.185
-------------------------------------------------------------------------
-------------------------------------------------------------------------










See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


------------------------------------------------------------------------------------------------
                                                       March 31,                    December 31,
                                                         1998                            1997
                                                      (Unaudited)
------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                     $ 124,466,000                  $ 173,638,000
      Investment advisory fees receivable             163,781,000                    180,921,000
      Other current assets                             11,160,000                     11,863,000
------------------------------------------------------------------------------------------------
Total current assets                                  299,407,000                    366,422,000
Fixed assets, net                                      43,099,000                     41,110,000
Cost assigned to contracts acquired, net            1,027,580,000                  1,018,172,000
Other assets                                          108,945,000                     87,796,000
------------------------------------------------------------------------------------------------
Total assets                                      $ 1,479,031,000                $ 1,513,500,000
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses         $ 110,376,000                  $ 118,249,000
      Accrued compensation                             79,543,000                    143,633,000
      Current portion of notes payable                  3,469,000                        137,000
------------------------------------------------------------------------------------------------
Total current liabilities                             193,388,000                    262,019,000
Senior notes payable                                  587,000,000                    514,843,000
Subordinated notes payable                            212,584,000                    258,412,000
Deferred income taxes                                  30,500,000                     20,074,000
------------------------------------------------------------------------------------------------
Total liabilities                                   1,023,472,000                  1,055,348,000
------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
      Common stock, par value $.01 per share:             703,000                        703,000
      Capital in excess of par value                  377,806,000                    357,239,000
      Retained earnings                               118,725,000                    133,291,000
      Accumulated other comprehensive income           (3,891,000)                    (4,369,000)
------------------------------------------------------------------------------------------------
                                                      493,343,000                    486,864,000
      Less treasury shares at cost                    (37,784,000)                   (28,712,000)
------------------------------------------------------------------------------------------------
Total stockholders' equity                            455,559,000                    458,152,000
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $ 1,479,031,000                $ 1,513,500,000
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------











See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                  1998                  1997
-------------------------------------------------------------------------------------------------------------
Cash flow from (used in) operating activities:
      Net income                                                          $ 22,098,000           $ 24,055,000
      Adjustments to reconcile net income to net cash flow
            from operating activities:
            Amortization of cost assigned to contracts acquired             26,833,000             24,912,000
            Depreciation                                                     3,072,000              2,376,000
            Amortization of goodwill and other                               1,639,000                481,000
-------------------------------------------------------------------------------------------------------------
      Net income plus amortization and depreciation                         53,642,000             51,824,000
      Changes in assets and liabilities:
            Decrease in investment advisory fees receivable                 18,598,000              5,875,000
            Decrease (increase) in other current assets                       (934,000)               703,000
            Decrease in accounts payable and accrued expenses              (13,663,000)           (14,037,000)
            Decrease in accrued compensation                               (64,110,000)           (45,782,000)
            Increase (decrease) in deferred income taxes                       746,000             (1,241,000)
-------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                                  (5,721,000)            (2,658,000)
-------------------------------------------------------------------------------------------------------------
Cash flow used in investing activities:
      Cash additions to cost assigned to contracts acquired                (22,883,000)           (42,933,000)
      Change in other assets                                               (16,878,000)            (3,307,000)
-------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                                 (39,761,000)           (46,240,000)
-------------------------------------------------------------------------------------------------------------
Cash flow from (used in) financing activities:
      Purchase of treasury shares                                          (50,288,000)            (9,543,000)
      Additions to (reductions in) notes payable, net                       47,784,000            (10,163,000)
      Issuance or reissuance of equity securities                           12,895,000             10,165,000
      Dividends paid                                                       (13,888,000)           (11,703,000)
-------------------------------------------------------------------------------------------------------------
Net cash flow used in financing activities                                  (3,497,000)           (21,244,000)
-------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash flow                          (193,000)            (1,080,000)
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (49,172,000)           (71,222,000)
Cash and cash equivalents at beginning of quarter                          173,638,000            248,399,000
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                              $ 124,466,000          $ 177,177,000
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------










See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

         In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1998 and their results of operations and cash flows for the three months ended March 31, 1998 and 1997. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2

         Accumulated depreciation of fixed assets was $51,803,000 and $48,731,000 at March 31, 1998 and December 31, 1997, respectively. The accumulated amortization of cost assigned to contracts acquired was $770,628,000 and $743,795,000 at March 31, 1998 and December 31, 1997,
respectively.

Note 3

         The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended March 31, 1998, the Company repurchased 2,004,100 shares of its common stock at a cost of $50,288,000. In addition, exercises of warrants and stock options, as well as the issuance of stock to former owners of an affiliate in connection with additional purchase price commitments that came due, resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                                       Three Months
                                                          Ended
                                                     March 31, 1998
                                                     --------------
           Subordinated notes extinguished             $  6,971,000
           Cash proceeds received                      $ 11,300,000
           Shares issued                                      --
           Treasury shares reissued                       1,644,910



         As of March 31, 1998, the Company held 1,448,738 treasury shares. Warrants of 8,886,000 and stock options of 8,484,000 were outstanding at weighted average exercise prices of $23.35 and $22.25, respectively.

Note 4

         During January 1998, the Company acquired significant interests in Integra Capital Management

Corporation and Integra Capital Financial Corporation, now called Integra Capital Management Corporation. This transaction is not material to the Company's Condensed Consolidated Financial Statements.

Note 5

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), became effective for annual periods beginning after December 15, 1997 and establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. FAS 130 requires only additional reporting in the consolidated financial statements and does not affect the Company's financial position or results of operations. The components of comprehensive income for the three months ended March 31, 1998 are set forth below:


                                                            Three Months
                                                                Ended
                                                           March 31, 1998
                                                           --------------
           Net income                                        $22,098,000
           Other comprehensive income-
             foreign currency translation adjustment             478,000
                                                             -----------
           Comprehensive income                              $22,576,000
                                                             -----------
                                                             -----------



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

         UAM's assets under management were $213.9 billion as of March 31, 1998, $16.4 billion higher than the $197.5 billion under management on December 31, 1997. The increase in assets under management during the quarter resulted from market performance of $19.0 billion and acquired assets under management of $2.1 billion, partially offset by $4.7 billion in negative net client cash flow.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

         Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 69% of the Company's total assets as of March 31, 1998. Amortization of cost assigned to contracts acquired, which is a noncash charge, represented 14% of the Company's operating expenses for the three months ended March 31, 1998. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

         Although the contracts acquired are typically terminable on 30-days notice, analyses conducted by independent consultants retained by UAM and the experience of UAM's firms to date have indicated that: 1) contracts are usually relatively long-lived; 2) the duration of contracts can be reasonably estimated; and 3) the value of the cost assigned to contracts acquired can be estimated based on the present value of its projected income stream.

         The cost assigned to contracts acquired is amortized on a straight-line basis over the estimated weighted average useful life of the contracts of individual firms acquired. These lives are estimated through statistical analysis of historical patterns of terminations and the size and age of the contracts acquired as of the acquisition date.

         When actual terminations differ from the statistical patterns developed, or upon the occurrence of certain other events, the Company updates the lifing analyses discussed above. If the update indicates that any of the estimates should be shortened, the remaining cost assigned to contracts acquired will be amortized over the shorter life commencing in the year in which the new estimate is determined. The Company regularly performs reviews for potential impairment of the value of contracts. If the review indicates that the carrying value of the contracts is impaired, the asset is adjusted to its estimated fair value.

         Cost assigned to contracts acquired is amortized as an operating expense. It does not, however, require the use of cash and therefore, management believes that it is important to distinguish this expense from other operating expenses in order to evaluate the performance of the Company. Amortization of cost assigned to contracts acquired per share referred to below has been calculated by dividing total amortization by the same number of shares used in the diluted earnings-per-share calculation.

         For purposes of this discussion, Operating Cash Flow is defined as net income plus amortization and depreciation, as reflected in the Company's Condensed Consolidated Statement of Cash Flows. Management uses Operating Cash Flow not to the exclusion of net income, but rather as an additional important measure of the Company's performance.

                                OPERATING RESULTS

                        Three Months Ended March 31, 1998
                                   compared to
                        Three Months Ended March 31, 1997

         Revenues increased 12% to $241,820,000 for the three months ended March 31, 1998, from $215,522,000 for the first quarter of 1997. This increase is the result of favorable portfolio performance achieved by UAM's affiliated firms as well as the impact of acquisitions, partially offset by the effect of negative net client cash flow. The revenues of Pacific Financial Research, Inc., Thomson Horstmann & Bryant, Inc., Lincluden Management Limited and Integra Capital Management Corporation acquired May 29, 1997, June 6, 1997, September 4, 1997, and January 6, 1998, respectively, have been included since their acquisition dates.

         Compensation and related expenses together with other operating expenses increased 17% to $164,617,000 from $140,158,000 primarily reflecting higher operating expenses and compensation earned by employees of existing and newly acquired affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired increased 8% to $26,833,000 from $24,912,000 primarily as a result of the acquisitions discussed above as well as the recording of additional purchase price commitments associated with prior year acquisitions, partially offset by a reduction in the value of intangible assets recorded in the fourth quarter of 1997.

         Interest expense increased to $12,129,000 from $9,776,000 primarily due to the increase in the Company's average debt levels, partially offset by a decrease in the Company's average borrowing rates.

         Income before income tax expense was $38,635,000 compared to $42,054,000 in 1997, reflecting the circumstances described above. The Company's estimated annual effective tax rate approximated 43% for both of the three-month periods ended March 31, 1998 and 1997.

         Net income was $22,098,000 compared to $24,055,000 reflecting the net results of the events discussed above. Diluted earnings per share were $.31 for the first quarter of 1998 compared to $.33 in the first quarter of 1997, reflecting the effect of the Company's common stock repurchased and the Company's lower average stock price, partially offset by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method. Amortization of cost assigned to contracts acquired per share increased to $.37 in the first quarter of 1998 from $.34 in 1997 and Operating Cash Flow increased to $53,642,000 in the first quarter of 1998 from $51,824,000 in 1997 primarily due to the circumstances discussed above.

         CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $53,642,000 of Operating Cash Flow for the three months ended March 31, 1998. This Operating Cash Flow and additional borrowings under the Company's line of credit were primarily used to finance the cash portion of acquisition activity, to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of March 31, 1998, the Company had $63,000,000 available under its $500,000,000 Reducing Revolving Credit Agreement. Effective April 29, 1998, the Company extended and expanded its line of credit into a five-year, $750,000,000 revolving facility.

         Management believes that the Company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal uses of financial resources will be to acquire additional investment management firms, to fund commitments due or potentially due to former owners of affiliated firms, to repurchase shares of the Company's common stock and to pay shareholder dividends.

         Increases or decreases in interest rates affect UAM's costs of operations chiefly through increasing or decreasing the interest expense related to the Company's variable-rate debt outstanding. To mitigate the risks associated with increases in interest rates, UAM has entered into and plans to continue to enter into interest-rate protection agreements. Rates of interest on the Senior Notes and existing subordinated debt are fixed. Increases and decreases in interest rates may also affect market prices of assets managed by the Company's affiliated firms. Changes in such prices may affect the affiliated firms' revenues, and therefore UAM's consolidated revenues.

                           FORWARD-LOOKING STATEMENTS

         Certain statements within this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "can be," "expects," "may affect," "may depend," " believes," "estimate," "project" and similar words and phrases are intended to identify such forward-looking statements.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are: changes in domestic and foreign economic and market conditions, effects of client cash flow, impairment of acquired client contracts, competition in the investment management industry, and other factors as more thoroughly identified and explained in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Because of such risks, uncertainties and other factors, the Company cautions each person receiving such forward-looking statements not to place undue reliance on any such statements. All such forward-looking statements are current only as of the date and time they are made. The Company has no obligation, and will not undertake, to release publicly any revisions to such forward-looking statements (for example, to reflect events or circumstances occurring after the date and time such statements were made; or to reflect events or circumstances that were not anticipated at the date and time such statements were made).

                       UNITED ASSET MANAGEMENT CORPORATION
                                                                      Exhibit 11
                       CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------
                                                               Income                Shares          Per-Share
                                                             (Numerator)         (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------
For the three-month period ended March 31, 1998
Basic Earnings per Share
Income available to common
      shareholders                                           $ 22,098,000          69,542,000            $.32
                                                                                                      -------
                                                                                                      -------
Effect of Dilutive Securities (1)                                  -                2,345,000
                                                             ------------          ----------

Diluted Earnings per Share
Income available to common
      shareholders + assumed conversions                     $ 22,098,000          71,887,000            $.31
                                                             ------------          ----------         -------
                                                             ------------          ----------         -------
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
For the three-month period ended March 31, 1997
Basic Earnings per Share
Income available to common
      shareholders                                           $ 24,055,000          69,332,000            $.35
                                                                                                      -------
                                                                                                      -------
Effect of Dilutive Securities (1)                                  -                4,143,000
                                                             ------------          ----------

Diluted Earnings per Share
Income available to common
      shareholders + assumed conversions                     $ 24,055,000          73,475,000            $.33
                                                             ------------          ----------         -------
                                                             ------------          ----------         -------
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

(1) Options on 1,815,000 and 163,000 shares of common stock and warrants on 1,530,000 and 708,000 shares of common stock were outstanding during the three-month periods ended March 31, 1998 and 1997, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.