Form 10-Q
period 1998-06-30
UNITED ASSET MANAGEMENT CORP
filed 1998-08-12
CIK 796370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

          (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                          Commission file number 1-9215


                                   ----------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ] No

     The number of shares of common stock outstanding as of August 10, 1998 was 65,261,029.



================================================================================

                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements. (Pages F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Pages F-5 to F-9)

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

Item 2.   Changes in Securities.
          During the second quarter of 1998, UAM issued an aggregate of 9,188 shares of its Common Stock in reliance on Section 4(2) of the Securities Act of 1933, as amended, (the Act), to certain executives of its subsidiaries upon the exercise of warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise price of the warrants was $22.66.

          Also, during the second quarter of 1998, UAM issued an aggregate of 239,320 shares of its Common Stock in reliance on Section 4(2) of the Act to certain executives of Integra Capital Management Corporation and Integra Capital Financial Corporation in exchange for an aggregate of 239,320 Exchangeable Preferred Shares in such corporations originally issued in connection with the acquisition of an equity interest in such corporations by UAM. On April 29, 1998, UAM filed a registration statement on Form S-3 to register such shares of its Common Stock for resale.

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.
          On May 21, 1998, the Company held its Annual Meeting of Stockholders at which each of Harold J. Baxter, Francis Finlay, Robert J. Greenebaum, Charles E. Haldeman, Jr., Beverly L. Hamilton, George E. Handtmann, III, Bryant M. Hanley, Jr., Jay O. Light, Norton H. Reamer, David I. Russell, Philip Scaturro, John A. Shane and Barbara S. Thomas were elected as directors to serve until the next Annual Meeting of Stockholders. Each of the directors were elected with the following votes: Mr. Baxter, 59,519,123 votes cast for and 261,905 votes withholding authority; Mr. Finlay, 59,523,643 votes cast for and 257,385 votes withholding authority; Mr. Greenebaum, 59,449,090 votes cast for and 331,938 votes withholding authority; Mr. Haldeman, 59,524,743 votes cast for and 256,285 votes withholding authority; Mrs. Hamilton, 59,522,375 votes cast for and 258,653 votes withholding authority; Mr. Handtmann, 59,526,143 votes cast for and 254,885 votes withholding authority; Mr. Hanley, 59,526,543 votes cast for and 254,485 votes withholding authority; Mr. Light, 59,152,533 votes cast for and 628,495 votes withholding authority; Mr. Reamer, 59,523,186 votes cast for and 257,842 votes withholding authority; Mr. Russell, 59,115,233 votes cast for and 665,795 votes withholding authority; Mr. Scaturro, 59,525,883 votes cast for and 255,145 votes withholding authority; Mr. Shane, 59,222,413 votes cast for and 558,615 votes withholding authority; and Mrs. Thomas, 59,520,563 votes cast for and 260,465 votes withholding authority.

          The Company's stockholders also approved the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1998, with 59,323,249 votes cast for such approval, 361,548 votes cast against such approval, 96,230 votes abstaining from such approval and one broker nonvote.

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 10.1 - First Amendment dated as of June 23, 1998 to Note
                              Purchase Agreement dated as of August 1, 1995.

               Exhibit 11   - Calculation of Earnings Per Share (Page F-10).

               Exhibit 27   - Financial Data Schedule.

          (b) There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED ASSET MANAGEMENT CORPORATION


August 12, 1998                         /s/ William H. Park
--------------------                    ---------------------------------------
(Date)                                  William H. Park
                                        Executive Vice President and
                                         Chief Financial Officer

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended                  Six Months Ended
                                                   June 30,                            June 30,
                                        ------------------------------      ------------------------------
                                            1998              1997              1998              1997
                                        ------------      ------------      ------------      ------------

Revenues                                $254,376,000      $219,572,000      $496,196,000      $435,094,000

Operating expenses:
     Compensation and related
        expenses                         125,163,000       107,041,000       244,717,000       212,113,000
     Amortization of cost assigned
        to contracts acquired             30,812,000        25,662,000        57,645,000        50,574,000
     Other operating expenses             46,355,000        35,842,000        91,418,000        70,928,000
                                        ------------      ------------      ------------      ------------
                                         202,330,000       168,545,000       393,780,000       333,615,000
                                        ------------      ------------      ------------      ------------
Operating income                          52,046,000        51,027,000       102,416,000       101,479,000
                                        ------------      ------------      ------------      ------------
Non-operating expenses:
     Interest expense, net                12,476,000         8,445,000        23,313,000        16,362,000
     Other amortization                      905,000           571,000         1,803,000         1,052,000
                                        ------------      ------------      ------------      ------------
                                          13,381,000         9,016,000        25,116,000        17,414,000
                                        ------------      ------------      ------------      ------------
Income before income tax expense          38,665,000        42,011,000        77,300,000        84,065,000
Income tax expense                        16,548,000        17,981,000        33,085,000        35,980,000
                                        ------------      ------------      ------------      ------------
Net income                              $ 22,117,000      $ 24,030,000      $ 44,215,000      $ 48,085,000
                                        ============      ============      ============      ============

Basic earnings per share                $        .33      $        .34      $        .64      $        .69
Diluted earnings per share              $        .32      $        .33      $        .62      $        .66
Dividends declared per share            $        .20      $       .185      $        .40      $        .37
                                        ============      ============      ============      ============














See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                         June 30,           December 31,
                                                           1998                 1997
                                                      --------------       --------------
                                                        (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                         $  132,874,000       $  173,638,000
    Investment advisory fees receivable                  167,019,000          180,921,000
    Other current assets                                  13,124,000           11,863,000
                                                      --------------       --------------
Total current assets                                     313,017,000          366,422,000
Fixed assets, net                                         44,559,000           41,110,000
Cost assigned to contracts acquired, net               1,000,174,000        1,018,172,000
Other assets                                             107,539,000           87,796,000
                                                      --------------       --------------
Total assets                                          $1,465,289,000       $1,513,500,000
                                                      ==============       ==============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses             $  107,735,000       $  118,249,000
    Accrued compensation                                 104,540,000          143,633,000
    Current portion of notes payable                              --              137,000
                                                      --------------       --------------
Total current liabilities                                212,275,000          262,019,000
Senior notes payable                                     622,200,000          514,843,000
Subordinated notes payable                               212,419,000          258,412,000
Deferred income taxes                                     32,089,000           20,074,000
                                                      --------------       --------------
Total liabilities                                      1,078,983,000        1,055,348,000
                                                      --------------       --------------

Commitments and contingencies
Stockholders' equity:
    Common stock, par value $.01 per share:                  703,000              703,000
    Capital in excess of par value                       359,617,000          357,239,000
    Retained earnings                                    139,803,000          133,291,000
    Accumulated other comprehensive income                (7,502,000)          (4,369,000)
                                                      --------------       --------------
                                                         492,621,000          486,864,000
    Less treasury shares at cost                        (106,315,000)         (28,712,000)
                                                      --------------       --------------
Total stockholders' equity                               386,306,000          458,152,000
                                                      --------------       --------------
Total liabilities and stockholders' equity            $1,465,289,000       $1,513,500,000
                                                      ==============       ==============














See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                          June 30,
                                                             -----------------------------     -------------------------------
                                                                 1998             1997             1998              1997
                                                             ------------     ------------     -------------     -------------
Cash flow from (used in) operating activities:
    Net income                                               $ 22,117,000     $ 24,030,000     $  44,215,000     $  48,085,000
    Adjustments to reconcile net income to net cash
        flow from operating activities:
        Amortization of cost assigned to contracts
           acquired                                            30,812,000       25,662,000        57,645,000        50,574,000
        Depreciation                                            3,386,000        2,459,000         6,458,000         4,835,000
        Amortization of goodwill and other                        844,000          571,000         2,483,000         1,052,000
                                                             ------------     ------------     -------------     -------------
    Net income plus amortization and depreciation              57,159,000       52,722,000       110,801,000       104,546,000
    Changes in assets and liabilities:
        Decrease (increase) in investment advisory
           fees receivable                                     (3,744,000)      (1,684,000)       14,854,000         4,191,000
        Decrease (increase) in other current assets            (2,118,000)         209,000        (3,052,000)          912,000
        Increase (decrease) in accounts payable and
           accrued expenses                                      (820,000)       9,837,000       (14,483,000)       (4,200,000)
        Increase (decrease) in accrued compensation            25,049,000       19,718,000       (39,061,000)      (26,064,000)
        Increase (decrease) in deferred income taxes            1,547,000         (603,000)        2,293,000        (1,844,000)
                                                             ------------     ------------     -------------     -------------
Net cash flow from operating activities                        77,073,000       80,199,000        71,352,000        77,541,000
                                                             ------------     ------------     -------------     -------------
Cash flow used in investing activities:
    Cash additions to cost assigned to contracts acquired      (6,278,000)     (67,949,000)      (29,161,000)     (110,882,000)
    Change in other assets                                     (5,913,000)      (8,113,000)      (22,791,000)      (11,420,000)
                                                             ------------     ------------     -------------     -------------
Net cash flow used in investing activities                    (12,191,000)     (76,062,000)      (51,952,000)     (122,302,000)
                                                             ------------     ------------     -------------     -------------
Cash flow from (used in) financing activities:
    Purchase of treasury shares                               (79,093,000)     (25,286,000)     (129,381,000)      (34,829,000)
    Additions to (reductions in) notes payable, net            31,405,000         (352,000)       79,189,000       (10,515,000)
    Issuance or reissuance of equity securities                 4,379,000        8,539,000        17,274,000        18,704,000
    Dividends paid                                            (13,792,000)     (12,988,000)      (27,680,000)      (24,691,000)
                                                             ------------     ------------     -------------     -------------
Net cash flow used in financing activities                    (57,101,000)     (30,087,000)      (60,598,000)      (51,331,000)
                                                             ------------     ------------     -------------     -------------
Effect of foreign exchange rate changes on cash flow              627,000          398,000           434,000          (682,000)
                                                             ------------     ------------     -------------     -------------
Net increase (decrease) in cash and cash equivalents            8,408,000      (25,552,000)      (40,764,000)      (96,774,000)
Cash and cash equivalents at beginning of period              124,466,000      177,177,000       173,638,000       248,399,000
                                                             ------------     ------------     -------------     -------------
Cash and cash equivalents at end of period                   $132,874,000     $151,625,000     $ 132,874,000     $ 151,625,000
                                                             ============     ============     =============     =============















See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

         In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1998 and their results of operations and cash flows for the three- and six-month periods ended June 30, 1998 and 1997. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2

         Accumulated depreciation of fixed assets was $55,189,000 and $48,731,000 at June 30, 1998 and December 31, 1997, respectively. The accumulated amortization of cost assigned to contracts acquired was $801,020,000 and $743,795,000 at June 30, 1998 and December 31, 1997, respectively.

Note 3

         The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended June 30, 1998, the Company repurchased 3,059,400 shares of its common stock at a cost of $79,093,000. For the six months ended June 30, 1998, common stock repurchases totaled 5,063,500 shares at a cost of $129,381,000. During the three- and six-month periods ended June 30, 1998, exercises of warrants and stock options, as well as the issuance of stock to former owners of affiliates in connection with purchase price commitments that came due, resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                                 Three Months        Six Months
                                                    Ended               Ended
                                                June 30, 1998      June 30, 1998
                                                -------------      -------------

           Subordinated notes extinguished        $  208,000        $ 7,179,000
           Cash proceeds received                 $3,569,000        $14,869,000
           Shares issued                                  --                 --
           Treasury shares reissued                  449,760          2,094,670



         As of June 30, 1998, the Company held 4,058,378 treasury shares. Warrants for the purchase of 8,877,000 shares and stock options for the purchase of 8,368,000 shares were outstanding at weighted average exercise prices of $23.35 and $22.49, respectively.

Note 4

         During the quarter ended June 30, 1998, the Company reached an agreement to sell Analytic*TSA International, Inc., and also reached an agreement to sell and subsequently sold Heitman Properties Limited, a wholly-owned subsidiary of Heitman Financial Limited. In connection with the above transactions, the Company reevaluated certain deferred tax assets associated therewith. In addition, the Company received life insurance proceeds as a result of the death of an executive. These events in aggregate did not have a material effect on the Company's consolidated results of operations.

Note 5

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), became effective for annual periods beginning after December 15, 1997 and establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. FAS 130 requires only additional reporting in the consolidated financial statements and does not affect the Company's financial position or results of operations. The components of comprehensive income for the three- and six-month periods ended June 30, 1998 are set forth below:

                                                          Three Months       Six Months
                                                              Ended            Ended
                                                         June 30, 1998     June 30, 1998
                                                         -------------     -------------

         Net income                                       $22,117,000       $44,215,000
         Other comprehensive income -
             foreign currency translation adjustment       (3,611,000)       (3,133,000)
                                                          -----------       -----------
         Comprehensive income                             $18,506,000       $41,082,000
                                                          ===========       ===========


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

         UAM's assets under management were $210.1 billion as of June 30, 1998, compared to $213.9 billion under management on March 31, 1998. The net $3.8 billion change in assets under management during the quarter resulted from investment gains of $500 million and negative client cash flow of $4.3 billion.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

         Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 68% of the Company's total assets as of June 30, 1998. Amortization of cost assigned to contracts acquired, which is a noncash charge, represented 15% of the Company's operating expenses for both the three- and six-month periods ended June 30, 1998. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

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

                                OPERATING RESULTS

                        THREE MONTHS ENDED JUNE 30, 1998
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

         Revenues increased 16% to $254,376,000 for the three months ended June 30, 1998, from $219,572,000 for the second quarter of 1997. This increase is the result of rising securities markets, particularly in North America and Europe, the impact of acquisitions and life insurance proceeds received as a result of the death of an executive, partially offset by the effect of negative net client cash flow. The revenues of Pacific Financial Research, Inc., Thomson Horstmann & Bryant, Inc., Lincluden Management Limited and Integra Capital Management Corporation acquired May 29, 1997, June 6, 1997, September 4, 1997 and January 6, 1998, respectively, have been included since their acquisition dates.

         Compensation and related expenses together with other operating expenses increased 20% to $171,518,000 from $142,883,000 primarily reflecting higher operating expenses and compensation earned by employees of existing and newly acquired affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired increased 20% to $30,812,000 from $25,662,000 primarily as a result of the acquisitions discussed above as well as the recording of additional purchase price commitments associated with prior-year acquisitions.

         Interest expense increased to $14,563,000 from $10,365,000 primarily due to the increase in the Company's average debt levels as well as an increase in the Company's average borrowing rates.

         Income before income tax expense was $38,665,000 compared to $42,011,000 in 1997, reflecting the circumstances described above. The Company's annual effective tax rate approximately 43% for both of the three-month periods ended June 30, 1998 and 1997.

         Net income was $22,117,000 compared to $24,030,000 reflecting the net results of the events discussed above. Diluted earnings per share were $.32 for the second quarter of 1998 compared to $.33 in the second quarter of 1997, reflecting the effect of the Company's common stock repurchased and the Company's lower average stock price, partially offset by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method. Amortization of cost assigned to contracts acquired per share increased to $.44 in the second quarter of 1998 from $.35 in 1997 and Operating Cash Flow increased to $57,159,000 in the second quarter of 1998 from $52,722,000 in 1997 primarily due to the circumstances discussed above.

                                OPERATING RESULTS

                         SIX MONTHS ENDED JUNE 30, 1998
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997

         Revenues increased 14% to $496,196,000 for the six months ended June 30, 1998, from $435,094,000 for the first six months of 1997. This increase is the result of rising securities markets, particularly in North America and Europe, the impact of acquisitions and life insurance proceeds received as a result of the death of an executive, partially offset by the effect of negative net client cash flow. The revenues of Pacific Financial Research, Inc., Thomson Horstmann & Bryant, Inc., Lincluden Management Limited and Integra Capital Management Corporation acquired May 29, 1997, June 6, 1997, September 4, 1997 and January 6, 1998, respectively, have been included since their acquisition dates.

         Compensation and related expenses together with other operating expenses increased 19% to $336,135,000 from $283,041,000 primarily reflecting higher operating expenses and compensation earned by employees of existing and newly acquired affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired increased 14% to $57,645,000 from $50,574,000 primarily as a result of the acquisitions discussed above as well as the recording of additional purchase price commitments associated with prior year acquisitions, partially offset by a reduction in the value of intangible assets recorded in the fourth quarter of 1997.

         Interest expense increased to $26,692,000 from $20,139,000 primarily due to the increase in the Company's average debt levels as well as an increase in the Company's average borrowing rates.

         Income before income tax expense was $77,300,000 compared to $84,065,000 in 1997, reflecting the circumstances described above. Income tax expense was $33,085,000 for the six months ended June 30, 1998, including the effects of reevaluating certain deferred tax assets related to the sale of certain operations. Income tax expense for the six months ended June 30, 1997 was $35,980,000. The Company's annual effective tax rate approximated 43% for both of the six-month periods ended June 30, 1998 and 1997.

         Net income was $44,215,000 compared to $48,085,000 reflecting the net results of the events discussed above. Diluted earnings per share were $.62 for the six months ended June 30, 1998 compared to $.66 for the six months ended June 30, 1997, reflecting the effect of the Company's common stock repurchased and the Company's lower average stock price, partially offset by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method. Amortization of cost assigned to contracts acquired per share increased to $.81 for the six months ended June 30, 1998 from $.69 in 1997, primarily due to the circumstances discussed above.

         CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES


         The Company generated $57,159,000 and $110,801,000 of Operating Cash Flow for the three- and six-month periods ended June 30, 1998. This Operating Cash Flow and additional borrowings under the Company's line of credit were primarily used to finance the cash portion of acquisition activity, to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of June 30, 1998, the Company had $277,800,000 available under its $750,000,000 Reducing Revolving Credit Agreement.

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

                       UNITED ASSET MANAGEMENT CORPORATION
                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------
                                                For the Three Months Ended June 30,     For the Six Months Ended June 30,
----------------------------------------------------------------------------------    -------------------------------------
                                                 Income        Shares    Per-Share      Income        Shares      Per-Share
                                               (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)    Amount
----------------------------------------------------------------------------------    -------------------------------------

For the three- and six-month periods
  ended June 30, 1998
Basic Earnings per Share
Income available to common shareholders        $22,117,000    67,636,000    $.33      $44,215,000    68,586,000      $.64
                                                                            ====                                     ====

Effect of Dilutive Securities (1)                       --     2,382,000                       --     2,364,000
                                               -----------    ----------              -----------    ----------
Diluted Earnings per Share
Income available to common
  shareholders + assumed conversions           $22,117,000    70,018,000    $.32      $44,215,000    70,950,000      $.62
                                               ===========    ==========    ====      ===========    ==========      ====
================================================================================      ===================================
For the three- and six-month periods
  ended June 30, 1997
Basic Earnings per Share
Income available to common shareholders        $24,030,000    69,865,000    $.34      $48,085,000    69,600,000      $.69
                                                                            ====                                     ====

Effect of Dilutive Securities (2)                       --     3,145,000                       --     3,644,000
                                               -----------    ----------              -----------    ----------

Diluted Earnings per Share
Income available to common
  shareholders + assumed conversions           $24,030,000    73,010,000    $.33      $48,085,000    73,244,000      $.66
                                               ===========    ==========    ====      ===========    ==========      ====
================================================================================      ===================================



(1) Options on 1,647,000 and 1,731,000 shares of common stock and warrants on 1,521,000 and 1,526,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 1998, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.

(2) Options on 1,271,000 and 717,000 shares of common stock and warrants on 957,000 and 833,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 1997, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.