Form 10-K
period 1998-12-31
UNITED ASSET MANAGEMENT CORP
filed 1999-03-25
CIK 796370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
             (MARK ONE)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998    OR

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
   -------------------                             ------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 15, 1999.

         The number of shares of Common Stock ($.01 par value) outstanding as of March 15, 1999 was 59,846,730.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of (a) the Annual Report to Stockholders of the registrant for the year ended December 31, 1998, and (b) the Proxy Statement of the registrant filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1999. Such Report and Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

================================================================================

                                     PART I


Item 1.          Business

         General

         United Asset Management Corporation (UAM or the Company) is a holding company organized in December 1980 to acquire and own firms that provide investment advisory services primarily for institutional clients. The Company's wholly owned subsidiaries (Affiliated Firms or Firms) operate in one business segment, that is, as investment advisers, managing both domestic and international investment portfolios for corporate, government and union benefit plans, mutual funds, individuals, endowments, and foundations. UAM intends to continue expanding through the internal growth of its present Affiliated Firms and through the acquisition or organization of additional firms in the future (see "Affiliated Firms"). In addition, UAM plans to continue to diversify, domestically and internationally, with respect to both the classes of assets managed and client base. While UAM's Affiliated Firms primarily specialize in the management of U.S. equities, bonds and cash, other asset classes under management include international securities, real estate and stable value assets.

         Advisory fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide the largest portion of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1998, no single client of any Affiliated Firm provided more than 4% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

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

         In addition to the Firms' individual efforts, UAM has established distribution and client service organizations which are available to the Affiliated Firms to supplement the investment management services they provide. UAM has also developed an operating partnership concept with the Affiliated Firms. These are described more fully under "Method of Operation."

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

         In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 1999 Directory $5.8 trillion in assets under management in accounts of employee benefit plans and endowments within the United States as of mid-1998, which represents an average compound five-year annual growth rate of 13.5% since mid-1993. The 1999 Directory also reported $12.1 trillion of assets under management as of mid-1998 at investment advisory firms (including branch offices) within the United States, which represents an average compound five-year annual growth rate of 21.7% over the corresponding assets since mid-1993.

         The employee benefit plan market includes two principal sectors: defined benefit and defined contribution plans. More than half of U.S. retirement plan assets are in defined benefit plans, which assure employees of a particular level of pension benefits when they retire. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986 (the
Code) require employers to fund their defined benefit plans sufficiently to generate the benefits they have promised. However, the Code also discourages overfunding of defined benefit plans by employers by limiting tax deductions for contributions to fully funded plans. In management's opinion, high investment returns experienced in the 1990s have resulted in many defined benefit retirement plans reaching or exceeding their full funding limits based on actuarial calculations; therefore, many employers have ceased to contribute additional cash to the plans. However, if the value of plan assets declines due to market factors, or if sustained periods of low interest rates cause an increase in the actuarial value of plan liabilities, employers will generally be obligated to step up contributions to their defined benefit pension plans. This counter-cyclical funding pattern for defined benefit plans helps to smooth out fluctuations in the growth of plan assets under management by firms that provide investment advisory services to sponsors of defined benefit plans, and therefore, it helps to moderate fluctuations in the revenues of these investment managers. Under defined contribution plans, on the other hand, employers may contribute to their employees' retirement funds on a tax-advantaged basis, but individual employees generally decide how their plan assets will be invested. Defined contribution plans are the fastest growing sector of the employee benefit plan market.

         Competition

         The Affiliated Firms compete to manage domestic and international investment portfolios for corporate, government and union benefit plans, mutual funds, individuals, endowments, and foundations. Management believes that the most important factors affecting competition in the investment management industry are: (1) the abilities and reputations of investment managers; (2) stability of a firm's workforce, especially of portfolio managers; (3) an effective marketing force with broad access to channels of distribution; (4) differences in the investment performance of investment management firms; (5) adherence to particular investment styles; (6) quality of client service; (7) the development of new investment strategies; (8) resources to invest in information technologies; and
(9) public recognition of trade names in retail markets.

         The Affiliated Firms face many competitors, including public and private investment advisers, as well as affiliates of securities broker-dealers, commercial banks, investment banks, and insurance companies. Barriers to entry are low, and firms in the investment management business are relatively long-lived.

         Institutional clients typically may terminate investment management contracts without penalty upon 30-days' notice. Mutual funds typically may terminate investment management contracts without penalty upon 60-days' notice, and retail clients may redeem investments in mutual funds at any time.

         Method of Operation

         UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm continues to provide investment management services which meet the particular needs of the Firm's clients. UAM provides assistance to the Affiliated Firms in connection with the preparation of separate company financial statements, tax matters, insurance and maintenance of a company-wide profit sharing retirement plan. As part of its operating partnership with its Affiliated Firms, UAM provides support through a series of marketing and service organizations, and invests with its Firms in areas such as distribution, new product development, and enhanced marketing and client service efforts. In addition to promoting this operating partnership, UAM's Operations Group assists Firms in planning for future growth and management development, particularly with respect to succession planning. The Company also sponsors seminars and meetings for executives from each of the Affiliated Firms and from UAM which serve as forums for sharing business information.

         During 1998, the Company expanded its website www.uam.com with new features including in-depth information on the UAM Funds for individual investors, an area providing specialized information for financial advisors, descriptions of the Affiliated Firms with links to their websites, and broader information on the Company itself. The Company expects this site will play a major role in its marketing and communication efforts.

         In recent years, UAM has established a number of organizations that augment the marketing and client service capabilities of its Affiliated Firms.

         UAM (Japan) Inc. offers the diverse investment management services of the Affiliated Firms to the Japanese institutional market. UAM (Japan) has a license to offer fully discretionary investment management services to Japanese institutional investors.

         UAM Investment Services, Inc. provides multi-product and global capabilities to financial advisors and major financial institutions in the United States and Europe. It provides a single convenient channel through which clients can utilize the many investment management products offered by the Affiliated Firms.

         UAM Funds, Inc., a series mutual fund, allows Affiliated Firms to open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1998, 23 of the Affiliated Firms managed 46 UAM Funds portfolios, and such portfolios held assets totaling $3.5 billion.

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

         UAM Shareholder Service Center, Inc. provides telephone servicing and transfer agent support to UAM mutual fund groups. The center enables Pilgrim Baxter and other UAM Affiliated Firms to consolidate and enhance shareholder services and marketing activities.


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

         See Note 7 of the Annual Report, which is incorporated herein by reference, for the Company's segment information.

         Revenue Sharing

         Most of UAM's Affiliated Firms operate under revenue sharing plans. Such plans permit each Firm to retain a specified percentage of its revenues (typically 50-70%) for use by its principals at their discretion in paying expenses of operations, including salaries and bonuses. The purposes of the plans are to provide significant ongoing incentives for the principals of the Affiliated Firms to continue working as they did prior to the sale of their firm to UAM, to support their autonomy, and to allow UAM to participate in the growth of revenues of each Affiliated Firm. The plans are designed to allow each Firm's principals to participate in that Firm's growth in a substantial manner and to make operating decisions freely within the limits of that portion of the Firm's revenues which is retained by the Firm. In effect, the portion of its revenues retained by each Firm that is not used to pay salaries and other operating expenses is available for payment to the principals and other key employees of such Firm in the form of bonuses. The portion of Affiliated Firm revenues retained by the Firms and used to pay salaries and bonuses and to fund operating expenses is included in the Company's Consolidated Statement of Operations.

         Under each agreement, when an Affiliated Firm is acquired by UAM, the base revenues of the Firm are established, and a share of such revenues is allocated to UAM, with the balance being the acquired Firm's share of revenues. In addition, agreement is reached on the Firm's and UAM's respective percentage shares of changes in such Firm's revenues compared to its base revenues. The Affiliated Firm pays for all of its business expenses out of its share of revenues. Each year, the amount of the Affiliated Firm's revenues that is paid to UAM and the amount that is retained by the Firm are adjusted upwards in the case of growth in such Firm's revenues over its base, or downwards in the case of decreases in such Firm's revenues below its base, by applying the agreed-upon percentages to the total increase or decrease in the Firm's revenues. Under most of the existing revenue sharing agreements, UAM's share of increases above a Firm's base revenues is between 30% and 50%, and UAM's share of decreases below a Firm's base revenues is between 50% and 70%. Thus, in any year in which the Affiliated Firm's revenues increase over its base revenues, the Firm retains a portion of such additional amounts to use as its principals may decide. The balance of the increase in the Affiliated Firm's revenues is paid to UAM, in addition to UAM's share of such Firm's base revenues. In any year in which the Affiliated Firm's revenues decrease to a level below its base revenues, the Firm's share of its base revenues is reduced by the Firm's portion of the decrease, and therefore, the Firm may need to reduce its expenses. Similarly, the revenue sharing amount paid to UAM will be reduced by UAM's share of any decline in the Affiliated Firm's revenues below its base.

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

         The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from firm to firm. As a consequence, more than one Affiliated Firm may be retained by a single client, since many clients employ multiple investment advisers. The strategies employed and assets selected by Affiliated Firms are separately chosen by them, with the result that any one Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $9.8 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research, acquisition and disposition, financing, and asset and property management. Another Affiliated Firm, with $10.3 billion of assets under management at year end, manages stable value asset portfolios such as guaranteed investment contracts (GICs) and synthetic GICs.

         All of these differences, when combined with the separate names and identities of the various Affiliated Firms may: (1) tend to insulate UAM from the various cycles of market performance for specific asset classes and individual Firms; (2) permit more than one Affiliated

Firm to serve any single client; and (3) mean that some Affiliated Firms may attract substantial new business while other Firms may grow more slowly or lose business.

         UAM's Firms manage both domestic and international investment portfolios for corporate, government and union benefit plans, mutual funds, individuals, endowments, and foundations. As of December 31, 1998, UAM's Firms had approximately $201.4 billion under management with an average account size of $32.3 million. The 20 largest clients of UAM's Affiliated Firms represented 16% of total revenues and the 100 largest clients represented 28%. Additional information regarding the number of clients and types and amounts of assets under management is found in the table on page 36 of the Annual Report.


The following table summarizes UAM's asset mix:

                                                  Assets Under Management at December 31,
(in millions)                                     1996            1997            1998
                                             -------------   -------------   -------------
U.S. Equities                                $ 99,814   58%  $123,213   63%  $127,871   63%

International Securities                       21,764   13     27,947   14     28,161   14

U.S. Bonds and Cash                            27,266   16     27,164   14     25,999   13

Real Estate                                    13,909    8     10,515    5      9,302    5

Stable Value                                    8,274    5      8,650    4     10,060    5
                                             --------  ---   --------  ---   --------  ---
                                             $171,027  100%  $197,489  100%  $201,393  100%
                                             ========  ===   ========  ===   ========  ===


         As previously described, each Affiliated Firm is responsible for marketing its own investment management services. Typically, one or more of the employees at each Firm are responsible for making initial contact with prospective clients. Most Firms have brochures describing the Firm, its principals and its investment approach. These brochures are mailed to prospective clients, in addition to soliciting clients by telephone and in person. Once initial contact is made, face-to-face meetings between the principals of a Firm and the prospective client take place to discuss investment philosophy, management fees and a variety of other related matters.

         UAM's Acquisition Program

         Since its inception, UAM has sought to acquire or to establish institutional investment management firms. Once it acquires or organizes such firms, UAM seeks to preserve their autonomy by allowing their key employees to retain control of investment decisions and manage day-to-day operations, while adding value to the Firm through an operating partnership described below. When an Affiliated Firm is acquired from employee-stockholders, the former stockholders receive the added benefits of a more diversified company by virtue of equity ownership in UAM. After acquisition by UAM, Affiliated Firms continue to operate under their own firm name, with their own leadership and individual investment philosophy and approach.

         In selecting acquisition candidates, the Company seeks investment management firms that will enhance the business of existing affiliates, provide entry to new channels of distribution, or boost UAM's participation in attractive asset classes that are currently under-represented among its firms. UAM is interested in companies that have pursued their investment philosophy with consistency, shown a determination and an ability to grow, and developed a second generation of money managers and leaders. In addition, UAM has acquired or organized firms at various stages of development, from start-up to relatively mature firms and has acquired both employee-owned firms and subsidiaries or divisions of financial institutions.

         UAM has observed that the major reasons that employee-owned firms consider selling to UAM include: (1) the high value of the firm relative to its principals' total net worth; (2) the need for liquidity on the part of the principals; (3) their desire for diversification and a reduction in their exposure to a single firm's results; (4) their autonomy after acquisition; and
(5) increasingly, the access to channels of distribution provided by UAM's service firms. Substantially all the key employees of Affiliated Firms continue to be actively involved in their firms long after their acquisition by UAM.

         In purchasing investment management firms, UAM has structured the transactions to create incentives for key personnel to remain with their firm after the expiration of their employment agreements. The key employees have entered into employment and noncompete agreements for terms ranging primarily from five to 12 years, which also prohibit the employees from competing with their firm for a substantial period after termination of employment. Most of the key employees of the Affiliated Firms were stockholders of such firms prior to their acquisition by UAM. In connection with the purchases, the former stockholders and/or key employees have typically received consideration in the form of cash, subordinated notes and warrants to purchase UAM common stock, or UAM common stock. The subordinated notes, most of which may be used to exercise the warrants, generally have terms of between five and 10 years. The key employees of each Affiliated Firm also participate directly, through revenue sharing, in revenues of their firm and meet the firm's expenses from their share of these revenues, as described more fully under "Revenue Sharing."


         To fund acquisitions, the Company utilizes its existing capital, together with Operating Cash Flow (net income plus amortization and depreciation) and borrowings available under its $750,000,000 Reducing Revolving Credit Agreement (as more fully described in Note 3 of the Company's 1998 Annual Report to Stockholders (the Annual Report); also see Items 8 and 14 of this Form 10-K). Such borrowings are secured by the stock of the Company's subsidiaries.

         Regulation

         UAM's domestic investment advisory subsidiaries are registered with and subject to regulation by the Securities and Exchange Commission (the SEC) under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company's foreign investment advisory affiliates are members of or subject to certain self-regulatory bodies or other regulatory agencies. The Company's brokerage subsidiaries are registered as broker-dealers with the SEC under the Securities Exchange Act of 1934 and, where applicable, under state securities laws, and are regulated by the SEC, state securities administrators and the National Association of Securities Dealers, Inc. Four Affiliated Firms are regulated by the Commodities Futures Trading Commission, and among the Affiliated Firms are four trust companies which are subject to regulation by the Office of Comptroller of the Currency or applicable state law.

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

UAM's Affiliated Firms as of December 31, 1998 are listed below in the order in which they were acquired or established.

                                                                   Principal                       Acquired
Affiliated Firm                                                    Location                      or Organized
---------------                                                    --------                      ------------

Nelson, Benson & Zellmer, Inc.                                    Denver, CO                     August 1983
Chicago Asset Management Company                                  Chicago, IL                    October 1983
Colony Capital Management, Inc.                                   Atlanta, GA                    February 1984
Hellman, Jordan Management Company, Inc.                          Boston, MA                     August 1984
Thompson, Siegel & Walmsley, Inc.                                 Richmond, VA                   December 1984
Sterling Capital Management Company                               Charlotte, NC                  December 1984
Analytic Investors, Inc.  (1)                                     Los Angeles, CA                May 1985
Northern Capital Management, Inc.                                 Madison, WI                    January 1986
Cooke & Bieler, Inc.                                              Philadelphia, PA               February 1986
Fiduciary Management Associates, Inc.                             Chicago, IL                    June 1986
Investment Counselors of Maryland, Inc.                           Baltimore, MD                  December 1986
Rothschild/Pell Rudman, Inc.                                      Baltimore, MD                  December 1986
Rice, Hall, James & Associates                                    San Diego, CA                  May 1987
C. S. McKee & Company, Inc.                                       Pittsburgh, PA                 August 1987
Hanson Investment Management Company                              San Rafael, CA                 August 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.                         Dallas, TX                     January 1988
Sirach Capital Management, Inc.                                   Seattle, WA                    January 1989
Dewey Square Investors Corporation                                Boston, MA                     May 1989
The Campbell Group, Inc.                                          Portland, OR                   May 1989
Cambiar Investors, Inc.                                           Englewood, CO                  August 1990
First Pacific Advisors, Inc.                                      Los Angeles, CA                June 1991
Spectrum Asset Management, Inc.                                   Stamford, CT                   November 1991
Acadian Asset Management, Inc.                                    Boston, MA                     February 1992
L&B Realty Advisors, Inc. (2)                                     Dallas, TX                     June 1992
NWQ Investment Management Company                                 Los Angeles, CA                October 1992
Tom Johnson Investment Management, Inc.                           Oklahoma City, OK              December 1992
Pell, Rudman & Co., Inc.                                          Boston, MA                     March 1993
Heitman Financial LLC  (3)                                        Chicago, IL                    August 1993
Murray Johnstone Limited                                          Glasgow, Scotland              November 1993
GSB Investment Management, Inc.                                   Fort Worth, TX                 December 1993
Dwight Asset Management Company                                   Burlington, VT                 January 1994
Investment Research Company                                       San Diego, CA                  February 1994
Suffolk Capital Management, Inc.                                  New York, NY                   July 1994
UAM (Japan) Inc.  (4)                                             Tokyo, Japan                   October 1994
UAM Investment Services, Inc.                                     Boston, MA                     January 1995
Provident Investment Counsel                                      Pasadena, CA                   February 1995
Pilgrim Baxter & Associates, Ltd.                                 Wayne, PA                      April 1995
Jacobs Asset Management                                           Fort Lauderdale, FL            July 1995
UAM Fund Services, Inc.                                           Boston, MA                     October 1995
OSV Partners                                                      Greenwich, CT                  April 1996
Rogge Global Partners Plc                                         London, England                August 1996
Clay Finlay Inc.                                                  New York, NY                   August 1996
J.R. Senecal & Associates Investment Counsel Corp.                Richmond Hill, Ontario         January 1997
InvestLink Technologies, Inc.                                     New York, NY                   February 1997
Expertise Asset Management                                        Paris, France                  May 1997
Pacific Financial Research, Inc.                                  Beverly Hills, CA              May 1997
Thomson Horstmann & Bryant, Inc.                                  Saddle Brook, NJ               June 1997
Lincluden Management Limited                                      Oakville, Ontario              September 1997
Palladyne Asset Management B.V.                                   Amsterdam, The Netherlands     December 1997
Integra Capital Management Corporation                            Toronto, Ontario               January 1998


(1) During 1998, Analytic o TSA Global Asset Management, Inc. changed its name to Analytic Investors, Inc.
(2)      During 1998, The L&B Group changed its name to L&B Realty Advisors,
         Inc.
(3)      During 1998, Heitman Financial Ltd. reorganized as Heitman Financial
         LLC.
(4) During 1998, United Asset Management (Japan), Inc. changed its name to UAM (Japan) Inc.

         Employees

         The UAM holding company has 74 employees, 11 of whom are executive officers of UAM (see Item 10, Directors and Executive Officers of the Registrant). Each Affiliated Firm employs its own investment advisory, marketing and client service, administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with the rules of various regulatory agencies (see "Affiliated Firms" and "Regulation" on pages 5 and 7, respectively). At December 31, 1998, the Company, as a whole, employed 2,250 persons. These numbers exclude 298 individuals who are employed by the property management subsidiary of L&B Realty Advisors, Inc. and whose total compensation is billed directly to clients of this affiliate.

         Available Information

         Information about the Company, including copies of its Forms 10-K and 10-Q filed with the Securities and Exchange Commission, may be obtained without charge by writing to the Company at One International Place, Boston, Massachusetts 02110 or reviewing its website at www.uam.com. This information may also be obtained by contacting the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 2.          Properties

         UAM's executive offices in Boston, Massachusetts occupy approximately 27,000 square feet under a lease which expires in 2002. Affiliated Firms are likewise lessees of their respective offices under leases which expire at various dates.

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


                                     PART II


Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters

         During the fourth quarter of 1998, UAM issued an aggregate of 424,568 shares of its Common Stock, $.01 par value, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the Act), to certain executives of its subsidiaries upon the exercise of warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise prices of the warrants ranged from $16.50 to $19.50 per share.

         As of March 15, 1999, there were 398 stockholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" on page 59 of the Annual Report.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

          The Company's primary market risk exposures are in the areas of interest-rate risk, foreign currency exchange-rate risk, and equity-price risk.

The Company's exposure to interest-rate risk arises from variable-rate and fixed-rate debt arrangements entered into for other-than-trading purposes. To mitigate the risks associated with increases in interest rates, the Company has entered into and plans to continue to enter into interest-rate protection agreements. The agreements outstanding as of December 31, 1998 extend up to three years and limit interest rates to an average of 8.5%. Tabular information with respect to these interest-rate protection agreements has not been presented as the financial statement impact of such agreements is not considered material.

The table below summarizes the Company's market risks associated with debt obligations as of December 31, 1998. The Company had $287,000,000 outstanding under its $750,000,000 Reducing Revolving Credit Agreement (the Credit Agreement) as of December 31, 1998. Interest rates available for amounts outstanding under the Credit Agreement are currently: prime, 1.5% over LIBOR or a money market bid option. The recorded cost of the Senior Notes and Credit Agreement approximates fair value. Due to the unique nature of each of the subordinated debt instruments issued as consideration for businesses acquired, an assessment of current fair value is not practicable. Effective interest rates shown in the table for subordinated debt instruments is a weighted-average of fixed interest rates attaching to notes having the particular expected year of maturity. The Company intends to finance subordinated debt that becomes due which has not been tendered in connection with the exercise of warrants by utilizing its Credit Agreement. As such, the $10,657,000 of subordinated notes due in 1999 have been included in the payments due in 2003, the year the line of credit expires.

                                                              Expected Year of Maturity
                                 ------------------------------------------------------------------------------------
                                     1999          2000          2001          2002          2003        Thereafter
                                 ------------------------------------------------------------------------------------
Fixed-Rate Subordinated Debt               -     5,107,000    90,936,000    57,699,000      1,404,000     37,037,000
Effective interest rate                    -         6.39%         6.33%         6.46%          6.50%          6.13%

Fixed-Rate Senior Notes                    -    25,000,000    25,000,000    25,000,000     25,000,000     50,000,000
Effective interest rate                    -         8.92%         8.92%         8.92%          8.92%          8.92%

Fixed-Rate Senior Notes                    -             -             -             -              -    250,000,000
Effective interest rate                    -             -             -             -              -          8.61%

Variable-Rate Senior Debt                  -             -             -             -    298,178,000              -
Effective interest rate                    -             -             -             -          7.11%              -


The Company also has exposure to foreign currency exchange-rate fluctuations for the cash flows received from its foreign affiliates. This risk is mitigated by the fact that the operations of its subsidiaries, most of which are located in the U.K. or Canada, are conducted in their respective local currencies. In addition, any cash remitted by the foreign affiliates occurs shortly after the related accounts receivable have been collected, further mitigating this risk. Currently, the Company does not engage in foreign currency hedging activities as it does not believe that its foreign currency exchange rate risk is material.

The Company also has equity-price risk as more fully described in the "Industry" section on page two. This risk is somewhat mitigated by the Company's practice of participating in revenue sharing with its affiliates. See page four for a discussion of "Revenue Sharing." The Company does not use any market-rate sensitive instruments for trading purposes or otherwise to protect against this risk.


Item 8.          Financial Statements and Supplementary Data

         The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" on page 59 of the Annual Report, "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" on pages 44 through 57 of the Annual Report, and the "Report of Independent Accountants" on page 58 of the Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.         Directors and Executive Officers of the Registrant

         The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," "Executive Officers," and "Proxy Statement - Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999 (the "Proxy Statement").

Item 11.         Executive Compensation

         The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation - Summary Compensation Table," "Executive Compensation - Stock Options," "Executive Compensation - Compensation Committee Report," "Performance Graph," "Compensation Committee Interlocks and Insider Participation," and "Governance of the Company - Compensation of Directors" in the Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the section entitled "Ownership of UAM's Common Stock" in the Proxy Statement.

Item 13.         Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section entitled "Governance of the Company - Related Transactions" in the Proxy Statement.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)      1.      Financial Statements

         The following consolidated financial statements of United Asset Management Corporation and report of independent accountants, included on pages 44 through 58 of the Annual Report, are incorporated herein by reference as a part of this Form 10-K:


                                                                              Page(s) in the
         Title                                                                Annual Report
         -----                                                                -------------

         Report of Independent Accountants.                                          58

         Consolidated Balance Sheet as of December 31, 1998
           and 1997.                                                                 44

         Consolidated Statement of Operations for each of the
           three years in the period ended December 31, 1998.                        45

         Consolidated Statement of Cash Flows for each of the
           three years in the period ended December 31, 1998.                        46

         Consolidated Statement of Changes in Stockholders'
           Equity for each of the three years in the period ended
           December 31, 1998.                                                        47

         Notes to Consolidated Financial Statements.                              48-57

         2.      Financial Statement Schedule

         The following consolidated financial statement schedule and report of independent accountants are filed as a part of this Form 10-K and are on the following pages:

                                                                                        Page
                                                                                        ----

         Report of Independent Accountants on Financial                                  F-1
           Statement Schedule.


         Schedule VIII                  Valuation and Qualifying Accounts for            F-2
                                        each of the three years in the period
                                        ended December 31, 1998.

         All other schedules have been omitted since they are not required, not applicable or the information is in the Financial Statements or Notes thereto.

         3.      Exhibits

         Exhibit
         Number               Title
         ------               -----

     (1)    3.1               Restated Certificate of Incorporation of the Registrant.

            3.2               Amended and Restated By-Laws of the Registrant.

     (2)    4.1               Specimen Certificate of Common Stock, $.01 par value,
                              of the Registrant.

     (3)    4.2               Agreement to furnish copies of subordinated debt instruments to the Commission.

            9.0               Not applicable.

     (4)    10.1              $750,000,000 Amended and Restated Credit Agreement dated as of
                              April 29, 1998.

     (4)    10.2              Undertaking to Furnish Copies of Omitted Exhibits and Schedules to
                              $750,000,000 Amended and Restated Credit Agreement dated as of
                              April 29, 1998.

     (5)    10.3              Amendment No. 1 to Amended and Restated Credit Agreement dated as of August 12, 1998.

            10.4              Amendment No. 2 and Waiver to Amended and Restated Credit
                              Agreement dated as of December 30, 1998.

            10.5              Amendment No. 3 and Waiver to Amended and Restated Credit
                              Agreement dated as of January 29, 1999.

     (6)    10.6              Note Purchase Agreement dated as of August 1, 1995.

     (7)    10.7              First Amendment dated as of June 23, 1998 to Note Purchase
                              Agreement dated as of August 1, 1995.

     (5)    10.8              $250,000,000 Note Purchase Agreement dated as of August 12, 1998.

     (5)    10.9              Undertaking to Furnish Copies of Omitted Exhibits and Schedules to
                              $250,000,000 Note Purchase Agreement dated as of August 12, 1998.

     (8)    10.10             United Asset Management Corporation Profit Sharing and 401(k)
                              Plan dated as of May 11, 1989 and Amended and Restated as of
                              November 26, 1990.

     (9)    10.11             Revised First Amendment to United Asset Management Corporation
                              Profit Sharing and 401(k) Plan effective as of January 1, 1992.

     (9)    10.12             Second Amendment to United Asset Management Corporation Profit
                              Sharing and 401(k) Plan effective as of January 1, 1993.

     (1)    10.13             Third Amendment to United Asset Management Corporation Profit
                              Sharing and 401(k) Plan effective as of January 1, 1994.

     (10)   10.14             Fourth Amendment to United Asset Management Corporation Profit
                              Sharing and 401(k) Plan effective as of January 1, 1995.

            10.15             United Asset Management Corporation Amended and Restated
                              1994 Stock Option Plan (as further Amended and Restated as of
                              December 29, 1998).

            10.16             United Asset Management Corporation Stock Option Deferral Plan
                              effective December 29, 1998.

     (10)   10.17             United Asset Management Corporation Deferred Compensation Plan
                              effective January 1, 1994.

     (11)   10.18             First Amendment to United Asset Management Corporation
                              Deferred Compensation Plan effective July 1, 1997.

     (12)   10.19             Consulting Agreement Between United Asset Management
                              Corporation and David I. Russell dated as of January 1, 1993.

     (13)   10.20             First Amendment to Consulting Agreement between United
                              Asset Management Corporation and David I. Russell dated
                              as of June 17, 1996.

     (4)    10.21             Employment Agreement between United Asset Management
                              Corporation and Charles E. Haldeman, Jr. dated March 1, 1998.

            11.1              Calculation of Earnings (Loss) Per Share.

            12.0              Not applicable.

            13.1              Annual Report to Stockholders for the Year Ended December 31,
                              1998.

            16.0              Not applicable.

            18.0              Not applicable.

            21.1              Subsidiaries of the Registrant.

            22.0              Not applicable.

            23.1              Consent of Independent Accountants.

            24.0              Not applicable.

            27.1              Financial Data Schedules.

            99.1              Risk Factors.


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


                (4)    Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for
                       the period ended March 31, 1998, and incorporated herein by reference.

                (5)    Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for
                       the period ended September 30, 1998, and incorporated herein by reference.

                (6)    Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for
                       the period ended September 30, 1995, and incorporated herein by reference.

                (7)    Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for
                       the period ended June 30, 1998, and incorporated herein by reference.

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


         Location of Documents Pertaining to Executive Compensation Plans and
         Arrangements:

         (1)   United Asset Management Corporation Amended and Restated 1994 Stock
               Option Plan (as further Amended and Restated as of December 29, 1998),
               Exhibit 10.15 to this Form 10-K.

         (2)   United Asset Management Corporation Stock Option Deferral Plan effective
               December 29, 1998, Exhibit 10.16 to this Form 10-K.

         (3)   United Asset Management Corporation Deferred Compensation Plan effective
               January 1, 1994, Exhibit 10.17 to this Form 10-K.

         (4)   First Amendment to United Asset Management Corporation Deferred
               Compensation Plan effective July 1, 1997, Exhibit 10.18 to this Form 10-K.

         (5)   Consulting Agreement between United Asset Management Corporation and
               David I. Russell dated as of January 1, 1993 - Form 10-K for fiscal year ended
               December 31, 1992, Exhibit 10.19 to this Form 10-K.

         (6)   First Amendment to Consulting Agreement between United Asset Management
               Corporation and David I. Russell dated as of June 17, 1996, Exhibit 10.20 to this Form 10-K.

         (7)   Employment Agreement between United Asset Management Corporation and
               Charles E. Haldeman, Jr. dated March 1, 1998, Exhibit 10.21 to this Form
               10-K.

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

Date:  March 22, 1999                        UNITED ASSET MANAGEMENT CORPORATION
                                             -----------------------------------
                                                                    (Registrant)

By   /s/ Norton H. Reamer                    By    /s/ William H. Park
     -----------------------------           -----------------------------------
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

/s/ Norton H. Reamer
-----------------------------------------
      (Norton H. Reamer)                           Director                  March 22, 1999

/s/ Charles E. Haldeman, Jr.
-----------------------------------------
      (Charles E. Haldeman, Jr.)                   Director                  March 22, 1999

/s/ Harold J. Baxter
-----------------------------------------
      (Harold J. Baxter)                           Director                  March 22, 1999

/s/ Francis Finlay
-----------------------------------------
      (Francis Finlay)                             Director                  March 22, 1999

/s/ Robert J. Greenebaum
-----------------------------------------
      (Robert J. Greenebaum)                       Director                  March 22, 1999

/s/ Beverly L. Hamilton
-----------------------------------------
      (Beverly L. Hamilton)                        Director                  March 22, 1999

/s/ George E. Handtmann, III
-----------------------------------------
      (George E. Handtmann, III)                   Director                  March 22, 1999

/s/ Bryant M. Hanley, Jr.
-----------------------------------------
      (Bryant M. Hanley, Jr.)                      Director                  March 22, 1999

/s/ Jay O. Light
-----------------------------------------
      (Jay O. Light)                               Director                  March 22, 1999

/s/ David I. Russell
-----------------------------------------
      (David I. Russell)                           Director                  March 22, 1999

/s/ Philip Scaturro
-----------------------------------------
      (Philip Scaturro)                            Director                  March 22, 1999

/s/ John A. Shane
-----------------------------------------
      (John A. Shane)                              Director                  March 22, 1999

/s/ Barbara S. Thomas
-----------------------------------------
      (Barbara S. Thomas)                          Director                  March 22, 1999

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Board of Directors
of United Asset Management Corporation


Our audits of the consolidated financial statements referred to in our report dated February 3, 1999 appearing on page 58 of the 1998 Annual Report to Stockholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 3, 1999

                                                                   SCHEDULE VIII
                       UNITED ASSET MANAGEMENT CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                    Cost Assigned
                                                               to Contracts Acquired
                                                    -------------------------------------------
                                  Weighted
                 Range of         Average
                 Estimated        Estimated
                 Remaining        Remaining
                 Lives            Lives               Beginning      Additions      Ending
Firm             (in years)      (in years)           Balance        and Other      Balance
----             ----------      ----------           -------        ---------      -------
1996
----
HFL                 2-20               13            $  220,416      $      -       $  220,416
PBA                 4-16               14               104,605        12,528          117,133
PIC                 2-22               16               347,307          (167)         347,140
All Others          1-18                5               748,984        (6,216)         742,768
                                                    ------------    ----------     ------------
                                                     $1,421,312      $  6,145       $1,427,457
                                                    ============    ==========     ============
1997
----
PBA                 3-15               13            $  117,133      $      -       $  117,133
PFR                  15                15                     -       128,391          128,391
PIC                 1-21               15               347,140        69,021          416,161
All Others          1-17                6               963,184       (98,610)         864,574
                                                    ------------    ----------     ------------
                                                     $1,427,457      $ 98,802       $1,526,259
                                                    ============    ==========     ============

1998
----
PBA                 2-14               12            $  117,133      $      -       $  117,133
PFR                  14                14               128,391            34          128,425
PIC                 1-20               14               416,161        (1,828)         414,333
All Others          1-16                6               864,574         5,971          870,545
                                                    ------------    ----------     ------------
                                                     $1,526,259      $  4,177       $1,530,436
                                                    ============    ==========     ============

                                 Accumulated Amortization
                 ------------------------------------------------------

                                                              Ending
                                                              Tax
                                Charged to                    Balance
                  Beginning     Operations     Ending         In Excess
Firm              Balance       and Other      Balance        of Book
----              -------       ---------      -------        -------
1996
----
HFL               $ 15,820      $  14,712      $ 30,532       $  2,621
PBA                  4,293          6,601        10,894          1,129
PIC                 16,309         19,591        35,900          9,102
All Others         329,214         61,031       390,245         91,650
                 ----------    -----------    ----------     ----------
                  $365,636      $ 101,935      $467,571       $104,502
                 ==========    ===========    ==========     ==========
1997
----
PBA               $ 10,894      $   7,375      $ 18,269       $    510
PFR                      -          4,725         4,725            979
PIC                 35,900         19,596        55,496         12,885
All Others         420,777          8,820       429,597        (53,137)
                 ----------    -----------    ----------     ----------
                  $467,571      $  40,516      $508,087       $(38,763)
                 ==========    ===========    ==========     ==========

1998
----
PBA               $ 18,269      $   7,351      $ 25,620          $ 409
PFR                  4,725          8,018        12,743          1,517
PIC                 55,496         23,807        79,303         16,707
All Others         429,597         51,358       480,955        (60,044)
                 ----------    -----------    ----------     ----------
                  $508,087      $  90,534      $598,621       $(41,411)
                 ==========    ===========    ==========     ==========


Certain reclassifications have been made to the accounts to conform with the current year's presentation.