Form 10-Q
period 1999-03-31
UNITED ASSET MANAGEMENT CORP
filed 1999-05-12
CIK 796370

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999    OR


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

        The number of shares outstanding of the registrant's common stock as of May 10, 1999 was 58,828,454.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements. (Pages F-1 to F-5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Pages F-5 to F-9)

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Pages F-9 to F-10)


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

Item 2.   Changes in Securities.

          During the first quarter of 1999, UAM issued an aggregate of 278,057 shares of its Common Stock upon the exercise of warrants. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. UAM had originally issued the warrants as consideration for its acquisitions of certain of its subsidiaries. The exercise prices of the warrants ranged from $14.50 to $23.00 per share.

          During the first quarter of 1999, UAM issued 50,000 shares of its Common Stock in exchange for 50,000 Exchangeable Preferred Shares of Integra Capital Management Corporation, a subsidiary of UAM. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. UAM had originally issued the Exchangeable Preferred Shares as consideration for its acquisition of Integra. On February 18, 1999, UAM filed a registration statement on Form S-3 to register these 50,000 shares of its Common Stock for resale.

Item 3.   Defaults Upon Senior Securities. None

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 10.1 - United Asset Management Corporation Amended
                              and Restated 1994 Stock Option Plan [as further amended and restated as of March 31, 1999].

               Exhibit 10.2 - Amended and Restated Consulting Agreement by and
                              between United Asset Management Corporation and David I. Russell as of January 1, 1999.

               Exhibit 11   - Calculation of Earnings Per Share (Page F-11).


               Exhibit 27   - Financial Data Schedule.

          (b) There have been no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED ASSET MANAGEMENT CORPORATION

May 11, 1999                              /s/  William H. Park
---------------------------               ------------------------------
(Date)                                    William H. Park
                                          Executive Vice President and
                                             Chief Financial Officer

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


--------------------------------------------------------------------------------
Three Months Ended March 31,                    1999                    1998
--------------------------------------------------------------------------------
Revenues                                    $217,695,000            $241,820,000
--------------------------------------------------------------------------------
Operating expenses:
  Compensation and related
   expenses                                  109,069,000             119,554,000
  Amortization of cost assigned
   to contracts acquired                      26,088,000              26,833,000
  Other operating expenses                    39,146,000              45,063,000
--------------------------------------------------------------------------------
                                             174,303,000             191,450,000
--------------------------------------------------------------------------------
Operating income                              43,392,000              50,370,000
--------------------------------------------------------------------------------
Non-operating expenses:
 Interest expense, net                        15,834,000              10,837,000
 Other amortization                            1,159,000                 898,000
--------------------------------------------------------------------------------
                                              16,993,000              11,735,000
--------------------------------------------------------------------------------
Income before income tax expense              26,399,000              38,635,000
Income tax expense                            11,298,000              16,537,000
--------------------------------------------------------------------------------
Net income                                  $ 15,101,000            $ 22,098,000
================================================================================
Basic earnings per share                            $.25                    $.32
Diluted earnings per share                          $.25                    $.31
Dividends declared per share                        $.20                    $.20
================================================================================









See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


-----------------------------------------------------------------------------------------
                                                       March 31,             December 31,
                                                         1999                    1998
                                                      (Unaudited)
-----------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                         $  126,069,000          $  153,616,000
 Investment advisory fees receivable                  156,941,000             169,061,000
 Other current assets                                  11,956,000              12,419,000
-----------------------------------------------------------------------------------------
Total current assets                                  294,966,000             335,096,000
Fixed assets, net                                      41,071,000              42,148,000
Cost assigned to contracts acquired, net              911,647,000             931,815,000
Other assets                                          130,194,000             130,452,000
-----------------------------------------------------------------------------------------
Total assets                                       $1,377,878,000          $1,439,511,000
=========================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses             $  117,889,000          $  143,559,000
 Accrued compensation                                  80,180,000             108,222,000
-----------------------------------------------------------------------------------------
Total current liabilities                             198,069,000             251,781,000
Senior notes payable                                  734,000,000             687,521,000
Subordinated notes payable                            197,355,000             202,840,000
Deferred income taxes                                  30,271,000              27,525,000
-----------------------------------------------------------------------------------------
Total liabilities                                   1,159,695,000           1,169,667,000
-----------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Common stock, par value $.01 per share                   703,000                 703,000
 Capital in excess of par value                       361,561,000             360,781,000
 Retained earnings                                    136,176,000             140,751,000
 Accumulated other comprehensive income               (10,248,000)            (10,132,000)
-----------------------------------------------------------------------------------------
                                                      488,192,000             492,103,000
 Less treasury shares at cost                        (270,009,000)           (222,259,000)
-----------------------------------------------------------------------------------------
Total stockholders' equity                            218,183,000             269,844,000
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,377,878,000          $1,439,511,000
=========================================================================================





See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


--------------------------------------------------------------------------------------
Three Months Ended March 31,                                 1999             1998
--------------------------------------------------------------------------------------
Cash flow related to operating activities:
 Net income                                             $  15,101,000    $  22,098,000
 Adjustments to reconcile net income to net cash flow
  from operating activities:
  Amortization of cost assigned to contracts acquired      26,088,000       26,833,000
  Depreciation                                              3,618,000        3,072,000
  Amortization of goodwill and other                        1,968,000        1,639,000
--------------------------------------------------------------------------------------
 Net income plus amortization and depreciation             46,775,000       53,642,000
 Changes in assets and liabilities:
  Decrease in investment advisory fees receivable          13,401,000       18,598,000
  Increase in other current assets                         (1,445,000)        (934,000)
  Decrease in accounts payable and accrued expenses       (24,243,000)     (13,663,000)
  Decrease in accrued compensation                        (28,031,000)     (64,110,000)
  Increase in deferred income taxes                           474,000          746,000
--------------------------------------------------------------------------------------
Net cash flow from (used in) operating activities           6,931,000       (5,721,000)
--------------------------------------------------------------------------------------
Cash flow related to investing activities:
 Cash additions to cost assigned to contracts acquired     (4,997,000)     (22,883,000)
 Change in other assets                                    (3,785,000)     (16,878,000)
--------------------------------------------------------------------------------------
Net cash flow used in investing activities                 (8,782,000)     (39,761,000)
--------------------------------------------------------------------------------------
Cash flow related to financing activities:
 Purchase of treasury shares                              (71,159,000)     (50,288,000)
 Additions to notes payable, net                           47,329,000       47,784,000
 Issuance or reissuance of equity securities               11,274,000       12,895,000
 Dividends paid                                           (12,290,000)     (13,888,000)
--------------------------------------------------------------------------------------
Net cash flow used in financing activities                (24,846,000)      (3,497,000)
--------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash flow         (850,000)        (193,000)
--------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (27,547,000)     (49,172,000)
Cash and cash equivalents at beginning of quarter         153,616,000      173,638,000
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter             $ 126,069,000    $ 124,466,000
======================================================================================





See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

        In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1999 and their results of operations and cash flows for the three months ended March 31, 1999 and 1998. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2

        Accumulated depreciation of fixed assets was $58,827,000 and $55,209,000 at March 31, 1999 and December 31, 1998, respectively. The accumulated amortization of cost assigned to contracts acquired was $624,802,000 and $598,621,000 at March 31, 1999 and December 31, 1998, respectively.

Note 3

        The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three-month period ended March 31, 1999, the Company repurchased 3,057,000 shares of its common stock at a cost of $71,159,000, including certain shares repurchased under the terms of the Company's systematic program. In addition, exercises of warrants and stock options, as well as the issuance of stock to former owners of affiliates in connection with purchase price commitments, resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:
                                                          Three Months
                                                              Ended
                                                         March 31, 1999
                                                         --------------

          Subordinated notes extinguished                 $  5,136,000
          Cash proceeds received                          $ 10,449,000
          Treasury shares reissued                             907,838


         As of March 31, 1999, the Company held 10,942,041 treasury shares. Warrants for the purchase of 8,089,000 shares and stock options for the purchase of 8,393,000 shares were outstanding at weighted average exercise prices of $23.88 and $22.71, respectively.

Note 4

        The components of comprehensive income for the three months ended March 31, 1999 and 1998, respectively, are set forth below:

                                                        Three Months Ended
                                                        ------------------
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------

Net income                                         $ 15,101,000    $ 22,098,000
Other comprehensive income:
   Foreign currency translation adjustment               91,000         478,000
   Unrealized gain on marketable securities, net        102,000              --
   Less: reclassification adjustment for gains
       realized in net income                          (309,000)             --
                                                   ------------    ------------
Comprehensive income                               $ 14,985,000    $ 22,576,000
                                                   ============    ============


Note 5

        The Company operates in one business segment, that is, as investment advisors, managing both domestic and international investment portfolios for corporate, government and union benefit plans, mutual funds, individuals, endowments, and foundations. Although each affiliated firm operates under its own name with its own investment philosophy and approach, the firms' regulatory environments and the economic characteristics of their products, services, client bases and manner of distribution are similar. Therefore, the affiliated firms are aggregated as one business segment.

        Revenues and long-lived assets shown below are classified according to the affiliate's geographic location. Revenues are derived primarily from fees for investment advisory services provided to institutional and other clients. These fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms.

                                                        Three Months Ended
                                                        ------------------
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------

Domestic revenues                                  $198,005,000   $  220,369,000
Foreign revenues                                   $ 19,690,000   $   21,451,000
Domestic long-lived assets                         $921,514,000   $1,002,132,000
Foreign long-lived assets                          $161,398,000   $  177,492,000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The revenues of UAM's affiliated firms are derived primarily from fees for investment advisory services provided to institutional and other clients. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts, and investment performance, which may depend on general market conditions.

        UAM's assets under management were $195.8 billion as of March 31, 1999, compared to $201.4 billion at the start of the year. During the quarter, net client cash flow reduced assets under management by $6.5 billion, offsetting $900 million added to these assets through investment performance.



AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

        Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 66% of the Company's total assets as of March 31, 1999. Amortization of cost assigned to contracts acquired, which is a noncash charge, represented 15% of the Company's operating expenses for the three months ended March 31, 1999. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

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

                                OPERATING RESULTS

                        THREE MONTHS ENDED MARCH 31, 1999
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998

        Revenues were $217,695,000 for the three months ended March 31, 1999 compared to $241,820,000 for the first quarter of 1998. Revenues declined due to the effect of negative net client cash flow as well as the effect of Heitman Financial Ltd. selling its non-retail property management operation during the third quarter of 1998. Partially offsetting this decrease was the impact of positive market performance which generated higher fee revenues.

        Compensation and related expenses together with other operating expenses were $148,215,000 compared to $164,617,000 in 1998, primarily reflecting lower operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired was $26,088,000 compared to $26,833,000 in 1998. The decrease was the result of various factors including certain cost assigned to contracts acquired being fully amortized at the end of 1998, partially offset by the recording of additional purchase price commitments associated with prior year acquisitions.

        Interest expense increased to $17,210,000 from $12,129,000, primarily due to the increase in the Company's debt level resulting from stock repurchases, as well as an increase in the Company's borrowing rates.

        Income before income tax expense was $26,399,000 compared to $38,635,000 in 1998, reflecting the circumstances described above. The Company's annual effective tax rate approximated 43% for both of the three-month periods ended March 31, 1999 and 1998.

        Net income was $15,101,000 compared to $22,098,000 reflecting the net results of the events discussed above. Diluted earnings per share were $.25 for the first quarter of 1999 compared to $.31 in the first quarter of 1998, reflecting the effect of the Company's common stock repurchased and the Company's lower average common stock price, partially offset by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method. Amortization of cost assigned to contracts acquired per share increased to $.43 in the first quarter of 1999 from $.37 in 1998. Operating Cash Flow was $46,775,000 in the first quarter of 1999 compared to $53,642,000 in 1998 due to the circumstances discussed above.


         CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

        The Company generated $46,775,000 of Operating Cash Flow for the three months ended March 31, 1999. This Operating Cash Flow and additional borrowings under the Company's line of credit were primarily used to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of March 31, 1999, the Company had drawn down $334,000,000, leaving $416,000,000 available under its $750,000,000 Reducing
Revolving Credit Agreement.

        Management believes that the Company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal uses of financial resources will be to repurchase shares of the Company's common stock, to provide further support for investing in the growth initiatives of existing affiliates, to pay shareholder dividends, to acquire additional investment management firms, and to fund commitments due or potentially due to former owners of affiliated firms.

        Increases or decreases in interest rates affect UAM's costs of operations chiefly through raising or lowering the interest expense related to the Company's variable-rate debt outstanding. To mitigate the risks associated with increases in interest rates, UAM has entered into and plans to continue to enter into interest-rate protection agreements. Rates of interest on the Senior Notes and existing subordinated debt are fixed. Increases and decreases in interest rates may also affect market prices of assets managed by the Company's affiliated firms. Changes in such prices may affect the affiliated firms' revenues, and therefore UAM's consolidated revenues.


                    YEAR 2000 AND OTHER SYSTEM-RELATED ISSUES

         The "Year 2000 issue" is the result of computer programs and other electronic systems that use two digits rather than four to define the applicable year. These programs and systems may not be able to process dates beyond 1999, which may cause system failures or create erroneous results.

         The Company and its affiliates have retained a consulting firm since 1997 to help develop and implement a program to assess their Year 2000 readiness. The Company and its affiliates have substantially completed inventories of their computer hardware and software programs and have conducted surveys of all of their software and hardware vendors. As part of this program, the Company and its affiliates are testing, modifying, upgrading or replacing their computer software applications and systems, and seek to be substantially Year 2000 compliant by June 30, 1999.

         The Company and its affiliates also addressing Year 2000 issues related to non-information technology (non-IT) systems, including embedded software and equipment (e.g. elevators, telephone systems, etc.), and addressing the compliance of key business partners. The Company and its affiliates have substantially completed an assessment of its non-IT systems and service providers and fare in the process of gaining assurances that they will be Year 2000 compliant, and seeks to have these assurances by June 30, 1999.

         The Company and its affiliates are in the process of developing contingency plans in the event that the IT or non-IT systems or any of their key service providers are not Year 2000 compliant by the end of 1999. The contingency plans, which are expected to be substantially complete by the end of 1999, will address how to mitigate risks associated with the worst reasonably likely failures of systems at critical dates in both the short term and the long term. Any Year 2000 compliance problem of the Company, any of its affiliated firms, any of its vendors and any other company with which it conducts business could have a material adverse effect on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

         To date, the Company and its affiliates have incurred expenses in the amount of approximately $1,400,000 and expect to incur an additional $1,100,000 related to this issue. These costs, which principally represent consulting fees, are being expensed as incurred. The Company has performed, and expects to continue to perform, modifications, upgrades and replacements of its computer software applications and systems through the Company's ongoing maintenance program. Therefore, the Company has not incurred, and does not expect to incur, significant incremental expenses for such modifications, upgrades and replacements. The Company does not segregate payroll or other internal costs specifically devoted to its efforts to address Year 2000 issues, but does not believe these costs to be significant. The expenses of the Company's affiliated firms related to the Year 2000 issues are funded out of the share of revenues that is reserved for the affiliates under revenue sharing agreements and do not affect the share of revenues retained by the Company. The total cost associated with becoming Year 2000 compliant is not expected to be material to the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

         The Company's affiliates that are registered with the Securities and Exchange Commission (SEC) as investment advisers or broker-dealers are required to disclose their Year 2000 readiness in Forms ADV-Y2K or BD-Y2K which will be filed with the SEC and made available to clients.

         The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. These statements should be read in conjunction with the Company's disclosures under the heading "Forward-looking Statements" detailed below.

         On January 1, 1999, 11 European Union member states adopted the "Euro" as their common national currency. This currency will replace existing national currencies in all participating countries over a period ending July 1, 2002. During this period, both the Euro and existing national currencies will be accepted. The Company and its affiliates have established plans to address the operational and information system issues related to the Euro conversion and do not expect any costs incurred to have a material adverse effect on the Company's consolidated results of operations or its consolidated cash flows.


                           FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains "forward-looking statements." These statements include descriptions of UAM's operational plans, expectations about future earnings and other results of operations, views of future industry or market conditions, and other statements that include words like "may," "expects," "believes," and "intends," and that describe opinions about future events.

        Investors should not rely on these statements as though they were guarantees. These statements are current only when they are made. UAM's management has no obligation to revise or update these statements based on future developments. Known and unknown risks may cause UAM's actual results and performances to be materially different from those expressed or implied by these statements. Some of these risks are that: most of UAM's revenues are based on the market value of managed assets and, therefore, will rise and fall with changes in the economy and financial markets; the investment management business is highly competitive; the investment management business is susceptible to internal shifts and frequently requires firms to adapt; and UAM's affiliated firms depend significantly on key employees. These and other risk factors are identified and more thoroughly explained in Exhibit 99.1 to UAM's Annual Report on Form 10-K filed on March 25, 1999 with the SEC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information provided below updates that which was previously presented in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K for the year ended December 31, 1998.

        The Company had $334,000,000 outstanding under its $750,000,000 Reducing Revolving Credit Agreement (the Credit Agreement) as of March 31, 1999. Interest rates available for amounts outstanding under the Credit Agreement are currently: prime, 1.875% over LIBOR or a money market bid option. In addition, an annual commitment fee, payable on the daily average unused portion of the Credit Agreement, is currently .375%. The effective interest rate on the outstanding borrowings at March 31, 1999 was 6.5% compared to 6.12% at March 31, 1998.

        At March 31, 1999, the Company also had $197,355,000 of subordinated notes outstanding which mature at various dates through March 2005 and have interest rates ranging from 5.5% to 7.5%.

                       UNITED ASSET MANAGEMENT CORPORATION

                                                                      Exhibit 11

                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)


----------------------------------------------------------------------------------------------
                                                       Income           Shares       Per-Share
                                                     (Numerator)     (Denominator)     Amount
----------------------------------------------------------------------------------------------
For the three-month period ended March 31, 1999
Basic Earnings per Share
Income available to common
     shareholders                                    $15,101,000       60,573,000      $   .25
                                                                                       =======

Effect of Dilutive Securities (1)                             --          658,000
                                                     -----------       ----------

Diluted Earnings per Share
Income available to common
     shareholders + assumed conversions              $15,101,000       61,231,000      $   .25
                                                     ===========      ===========      =======
==============================================================================================
For the three-month period ended March 31, 1998
Basic Earnings per Share
Income available to common
     shareholders                                    $22,098,000       69,542,000      $   .32
                                                                                       =======

Effect of Dilutive Securities (1)                             --        2,345,000
                                                     -----------       ----------
Diluted Earnings per Share
Income available to common
     shareholders + assumed conversions              $22,098,000       71,887,000         $.31
                                                     ===========      ===========      =======
==============================================================================================

(1) Options on 3,842,000 and 1,815,000 shares of common stock and warrants on 3,018,000 and 1,530,000 shares of common stock were outstanding during the three-month periods ended March 31, 1999 and 1998, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.