Form 10-Q
period 1999-06-30
UNITED ASSET MANAGEMENT CORP
filed 1999-08-11
CIK 796370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


     (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM          TO


                          Commission file number 1-9215

                   ------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

     The number of shares outstanding of the registrant's common stock as of August 6, 1999 was 58,916,820.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.  (Pages F-1 to F-5 )

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Pages F-5 to F-10)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          (Page F-10)

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

Item 2.   Changes in Securities.
          During the second quarter of 1999, UAM issued an aggregate of 72,902 shares of its Common Stock upon the exercise of warrants. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. UAM had originally issued the warrants as consideration for the acquisition of certain of its subsidiaries. The exercise prices of the warrants ranged from $14.50 to $17.50 per share.

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.
          On May 20, 1999, the Company held its Annual Meeting of
          Stockholders at which each of Harold J. Baxter, Francis Finlay, Robert J. Greenebaum, Charles E. Haldeman, Jr., Beverly L.
          Hamilton, George E. Handtmann, III, Jay O. Light, Michael C. Mewhinney, Norton H. Reamer, David I. Russell, Philip Scaturro,
          John A. Shane and Barbara S. Thomas were elected as directors to serve until the next Annual Meeting of Stockholders. The directors were elected with the following votes: Mr. Baxter, 52,997,667 votes cast for and 569,883 votes withholding authority; Mr.
          Finlay, 53,018,325 votes cast for and 549,225 votes withholding authority; Mr. Greenebaum, 52,778,686 votes cast for and 788,864 votes withholding authority; Mr. Haldeman, 53,018,825 votes cast for and 548,725 votes withholding authority; Mrs. Hamilton, 53,016,122 votes cast for and 551,428 votes withholding authority; Mr. Handtmann, 53,019,325 votes cast for and 548,225 votes withholding authority; Mr. Light, 52,793,025 votes cast for and 774,525 votes withholding authority; Mr. Mewhinney, 53,020,125 votes cast for and 547,425 votes withholding authority; Mr.
          Reamer, 52,778,025 votes cast for and 789,525 votes withholding authority; Mr. Russell, 52,788,465 votes cast for and 779,085 votes withholding authority; Mr. Scaturro, 52,791,115 votes cast for and 776,435 votes withholding authority; Mr. Shane, 52,787,922 votes cast for and 779,628 votes withholding authority; and Mrs. Thomas, 53,012,436 votes cast for and 555,114 votes withholding authority.

          The Company's stockholders also approved the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1999, with 53,290,554 votes cast for such approval, 265,215 votes cast against such approval, and 11,781 votes abstaining from such approval.

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 11    -   Calculation of Earnings Per Share (Page F-11).
               Exhibit 27    -   Financial Data Schedule.

          (b) There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNITED ASSET MANAGEMENT CORPORATION

August 10, 1999                              /s/  William H. Park
-----------------------------                -------------------------
(Date)                                        William H. Park
                                              Executive Vice President and
                                               Chief Financial Officer

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (Unaudited)



------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                                   1999                 1998                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                         $219,342,000         $254,376,000          $437,037,000         $496,196,000
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses:

     Compensation and related
        expenses                                  110,311,000          125,163,000           219,380,000          244,717,000

     Amortization of cost assigned
        to contracts acquired                      26,507,000           30,812,000            52,595,000           57,645,000

     Other operating expenses                      38,791,000           46,355,000            77,937,000           91,418,000
-----------------------------------------------------------------------------------------------------------------------------
                                                  175,609,000          202,330,000           349,912,000          393,780,000
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                   43,733,000           52,046,000            87,125,000          102,416,000
-----------------------------------------------------------------------------------------------------------------------------
Non-operating expenses:

     Interest expense, net                         16,502,000           12,476,000            32,336,000           23,313,000

     Other amortization                             1,184,000              905,000             2,343,000            1,803,000
-----------------------------------------------------------------------------------------------------------------------------
                                                   17,686,000           13,381,000            34,679,000           25,116,000
-----------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                   26,047,000           38,665,000            52,446,000           77,300,000
Income tax expense                                 11,146,000           16,548,000            22,444,000           33,085,000
-----------------------------------------------------------------------------------------------------------------------------
Net income                                       $ 14,901,000         $ 22,117,000          $ 30,002,000         $ 44,215,000
=============================================================================================================================
Basic earnings per share                                 $.25                 $.33                  $.50                 $.64

Diluted earnings per share                               $.25                 $.32                  $.50                 $.62

Dividends declared per share                             $.20                 $.20                  $.40                 $.40
=============================================================================================================================




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------



---------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,                    December 31,
                                                                                  1999                          1998
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                 $  120,053,000                 $ 153,616,000
     Investment advisory fees receivable                                          163,102,000                   169,061,000
     Other current assets                                                          15,679,000                    12,419,000
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                              298,834,000                   335,096,000
Fixed assets, net                                                                  39,727,000                    42,148,000
Cost assigned to contracts acquired, net                                          886,768,000                   931,815,000
Other assets                                                                      126,254,000                   130,452,000
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 1,351,583,000                $1,439,511,000
===========================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                     $  121,656,000                 $ 143,559,000
     Accrued compensation                                                          85,467,000                   108,222,000
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         207,123,000                   251,781,000
Senior notes payable                                                              711,000,000                   687,521,000
Subordinated notes payable                                                        195,849,000                   202,840,000
Deferred income taxes                                                              29,025,000                    27,525,000
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               1,142,997,000                 1,169,667,000
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
     Common stock, par value $.01 per share                                           703,000                       703,000
     Capital in excess of par value                                               361,750,000                   360,781,000
     Retained earnings                                                            137,389,000                   140,751,000
     Accumulated other comprehensive income                                        (9,687,000)                  (10,132,000)
---------------------------------------------------------------------------------------------------------------------------
                                                                                  490,155,000                   492,103,000
     Less treasury shares at cost                                                (281,569,000)                 (222,259,000)
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        208,586,000                   269,844,000
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $ 1,351,583,000                $1,439,511,000
===========================================================================================================================




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)



------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended                  Six Months Ended
                                                                                  June 30,                           June 30,
                                                                            1999            1998             1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flow related to operating activities:
     Net income                                                        $ 14,901,000    $ 22,117,000     $ 30,002,000   $ 44,215,000
     Adjustments to reconcile net income to net cash flow
         from operating activities:
         Amortization of cost assigned to contracts acquired             26,507,000      30,812,000       52,595,000     57,645,000
         Depreciation                                                     4,098,000       3,386,000        7,716,000      6,458,000
         Amortization of goodwill and other                               1,993,000         844,000        3,961,000      2,483,000
------------------------------------------------------------------------------------------------------------------------------------
     Net income plus amortization and depreciation                       47,499,000      57,159,000       94,274,000    110,801,000
     Changes in assets and liabilities:
         Decrease (increase) in investment advisory fees receivable      (7,884,000)     (3,744,000)       5,517,000     14,854,000
         Increase in other current assets                                (1,782,000)     (2,118,000)      (3,227,000)    (3,052,000)
         Increase (decrease) in accounts payable and accrued expenses     4,342,000       (820,000)      (19,901,000)   (14,483,000)
         Increase (decrease) in accrued compensation                      5,137,000      25,049,000      (22,894,000)   (39,061,000)
         Increase (decrease) in deferred income taxes                    (2,050,000)      1,547,000       (1,576,000)     2,293,000
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow from operating activities                                  45,262,000      77,073,000       52,193,000     71,352,000
------------------------------------------------------------------------------------------------------------------------------------
Cash flow related to investing activities:
     Cash additions to cost assigned to contracts acquired                 (137,000)     (6,278,000)      (5,134,000)   (29,161,000)
     Change in other assets                                                (697,000)     (5,913,000)      (4,482,000)   (22,791,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                                 (834,000)    (12,191,000)      (9,616,000)   (51,952,000)
------------------------------------------------------------------------------------------------------------------------------------
Cash flow related to financing activities:
     Purchase of treasury shares                                        (16,936,000)    (79,093,000)     (88,095,000)  (129,381,000)
     Additions to (reductions in) notes payable, net                    (23,578,000)     31,405,000       23,751,000     79,189,000
     Issuance or reissuance of equity securities                          2,468,000       4,379,000       13,742,000     17,274,000
     Dividends paid                                                     (11,896,000)    (13,792,000)     (24,186,000)   (27,680,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow used in financing activities                              (49,942,000)    (57,101,000)     (74,788,000)   (60,598,000)
------------------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash flow                       (502,000)        627,000       (1,352,000)       434,000
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (6,016,000)      8,408,000      (33,563,000)   (40,764,000)
Cash and cash equivalents at beginning of period                        126,069,000     124,466,000      153,616,000    173,638,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $120,053,000    $132,874,000    $ 120,053,000   $132,874,000
====================================================================================================================================




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1999 and their results of operations and cash flows for the three- and six-month periods ended June 30, 1999 and 1998. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2

     Accumulated depreciation of fixed assets was $62,925,000 and $55,209,000 at June 30, 1999 and December 31, 1998, respectively. The accumulated amortization of cost assigned to contracts acquired was $651,259,000 and $598,621,000 at June 30, 1999 and December 31, 1998, respectively.

Note 3

     The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. During the three- and six-month periods ended June 30, 1999, the Company repurchased 743,800 and 3,800,800 shares of its common stock at a cost of $16,937,000 and $88,096,000, respectively, including certain shares repurchased under the terms of the Company's systematic program. During the three- and six-month periods ended June 30, 1998, exercises of warrants and stock options, as well as the issuance of stock to former owners of affiliates in connection with purchase price commitments that came due, resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                            Three Months                  Six Months
                                               Ended                        Ended
                                           June 30, 1999                June 30, 1999
                                           -------------                -------------

Subordinated notes extinguished             $1,179,000                  $ 6,315,000
Cash proceeds received                      $2,288,000                  $12,737,000
Treasury shares reissued                       209,460                    1,117,298


     As of June 30, 1999, the Company held 11,476,381 treasury shares. Warrants for the purchase of 8,016,000 shares and stock options for the purchase of 8,734,000 shares were outstanding at weighted average exercise prices of $23.95 and $22.78, respectively.

Note 4

     The components of comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998, respectively, are set forth below:

                                                        Three Months Ended                         Six Months Ended
                                                        ------------------                         ----------------
                                                June 30, 1999        June 30, 1998        June 30, 1999       June 30, 1998
                                                -------------        -------------        -------------       -------------

Net income:                                      $14,901,000          $22,117,000          $30,002,000         $44,215,000
Other comprehensive income:
     Foreign currency translation
         adjustment                                  963,000           (3,611,000)           1,054,000          (3,133,000)
     Unrealized gain on marketable
         securities, net                             451,000                    -              553,000                   -
     Less:  reclassification adjustment
         for gains realized in net income           (853,000)                   -           (1,162,000)                  -
                                                 -----------          -----------          -----------         -----------
Comprehensive income                             $15,462,000          $18,506,000          $30,447,000         $41,082,000
                                                 ===========          ===========          ===========         ===========


Note 5

     The Company operates in one business segment, that is, as investment advisors, managing both domestic and international portfolios for corporate, government and union benefit plans, mutual funds, individuals, endowments, and foundations. Although each affiliated firm operates under its own name with its own investment philosophy and approach, the firms' regulatory environments and the economic characteristics of their products, services, client bases, and manner of distribution are similar. Therefore, the affiliated firms are aggregated as one business segment.

     Revenues and long-lived assets shown below are classified according to the affiliate's geographic location. Revenues are derived primarily from fees for investment advisory services provided to institutions, mutual funds, and other investors. These fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms.

                                                       Three Months Ended                         Six Months Ended
                                                       ------------------                         ----------------
                                                June 30, 1999        June 30, 1998        June 30, 1999       June 30, 1998
                                                -------------        -------------        -------------       -------------

Domestic revenues                               $199,201,000         $231,833,000         $397,206,000        $452,202,000
Foreign revenues                                $ 20,141,000         $ 22,543,000         $ 39,831,000        $ 43,994,000
Domestic long-lived assets                      $893,607,000         $979,344,000         $893,607,000        $979,344,000
Foreign long-lived assets                       $159,142,000         $172,928,000         $159,142,000        $172,928,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The revenues of UAM's affiliated firms are derived primarily from fees for investment advisory services provided to institutions, mutual funds and other investors. Investment advisory fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms. A minor portion of revenues is generated when firms consummate transactions for client portfolios. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts, and investment performance, which may depend on general market conditions.

     UAM's assets under management were $205.9 billion as of June 30, 1999, compared to $195.8 billion under management on March 31, 1999. The net $10.1 billion change in assets under management during the quarter resulted from investment gains of $12.8 million and negative client cash flow of $2.7 billion.

AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED AND OPERATING CASH FLOW (NET INCOME PLUS AMORTIZATION AND DEPRECIATION)

     Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 66% of the Company's total assets as of June 30, 1999. Amortization of cost assigned to contracts acquired, which is a noncash charge, represented 15% of the Company's operating expenses for both the three- and six-month periods ended June 30, 1999. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

     The cost assigned to contracts acquired is amortized on a straight-line basis over the estimated weighted average useful life of the contracts of individual firms acquired. These lives are estimated through statistical analysis of historical patterns of terminations and the size and age of the contracts acquired as of the acquisition date.

     The Company regularly performs reviews of estimated lives as well as for potential impairment of the value of contracts. If the update indicates that any of the estimates should be shortened, the remaining cost assigned to contracts acquired will be amortized over the shorter life commencing in the year in which the new estimate is determined. If the review indicates that the carrying value of the contracts is impaired, the asset is adjusted to its estimated fair value.

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

                                OPERATING RESULTS

                        THREE MONTHS ENDED JUNE 30, 1999
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998

     Revenues were $219,342,000 for the three months ended June 30, 1999 compared to $254,376,000 for the second quarter of 1998. Revenues declined due to the effect of negative net client cash flow as well as the effect of Heitman Financial Ltd. selling its non-retail property management operation in the third quarter of 1998. Partially offsetting the decrease was the impact of positive market performance which generated higher fee revenues.

     Compensation and related expenses together with other operating expenses were $149,102,000 compared to $171,518,000 in 1998, primarily reflecting lower operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired was $26,507,000 compared to $30,812,000 in 1998. The decrease was the result of various factors including certain cost assigned to contracts acquired being fully amortized at the end of 1998, partially offset by the recording of additional purchase price commitments associated with prior-year acquisitions.

     Interest expense increased to $17,809,000 from $14,563,000 in 1998, primarily due to the increase in the Company's debt level from stock repurchases, as well as an increase in the Company's borrowing rates.

     Income before income tax expense was $26,047,000 compared to $38,665,000 in 1998, reflecting the circumstances described above. The Company's annual effective tax rate approximated 43% for the three-month periods ended June 30, 1999 and 1998.

     Net income was $14,901,000 compared to $22,117,000 in 1998, reflecting the results of the events discussed above. Diluted earnings per share were $.25 for the second quarter of 1999 compared to $.32 in the second quarter of 1998. Diluted earnings per share were affected by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method, and by the effect of the Company's common stock repurchased over the past 12-month period and the Company's lower average stock price. Amortization of cost assigned to contracts acquired per share increased to $.45 in the second quarter of 1999 from $.44 in 1998. Operating Cash Flow was $47,499,000 in the second quarter of 1999 compared to $57,159,000 in 1998 due to the circumstances discussed above.



                         SIX MONTHS ENDED JUNE 30, 1999
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998

     Revenues were $437,037,000 for the six months ended June 30, 1999 compared to $496,196,000 for the first six months of 1998. Revenues declined due to the effect of negative net client cash flow as well as the effect of Heitman Financial Ltd. selling its non-retail property management operation in the third quarter of 1998. Partially offsetting this decrease was the impact of positive market performance which generated higher fee revenues.

     Compensation and related expenses together with other operating expenses were $297,317,000 compared to $336,135,000 in 1998, primarily reflecting lower operating expenses and compensation earned by employees of existing and affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired was $52,595,000 compared to $57,645,000 in 1998. The decrease was the result of various factors including certain cost assigned to contracts acquired being fully amortized at the end of 1998, partially offset by the recording of additional purchase price commitments associated with prior-year acquisitions.

     Interest expense increased to $35,019,000 from $26,692,000 in 1998, primarily due to the increase in the Company's debt level resulting from stock repurchases, as well as an increase in the Company's borrowing rates.

     Income before income tax expense was $52,446,000 compared to $77,300,000 in 1998, reflecting the circumstances described above. The Company's annual effective tax rate approximated 43% for the six-month periods ended June 30, 1999 and 1998.

     Net income was $30,002,000 compared to $44,215,000 reflecting the net results of the events discussed above. Diluted earnings per share were $.50 for the six months ended June 30, 1999 compared to $.62 for the six months ended June 30, 1998. Diluted earnings per share were affected by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method, and by the effect of the Company's common stock repurchased over the past 12-month period and the Company's lower average stock price. Amortization of cost assigned to contracts acquired per share increased to $.87 for the six months ended June 30, 1999 from $.81 in 1998, primarily due to the circumstances discussed above. Operating Cash Flow was $94,274,000 for the six months ended June 30, 1999 compared to $110,801,000 in 1998 due to the circumstances discussed above.

         CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES
         ---------------------------------------------------------------

     The Company generated $47,499,000 and $94,274,000 of Operating Cash Flow for the three- and six-month periods ended June 30, 1999. This Operating Cash Flow and additional borrowings under the Company's line of credit were primarily used to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of June 30, 1999, the Company had drawn down $311,000,000 leaving $439,000,000 available under its $750,000,000 Reducing Revolving Credit Agreement.

     Management believes that the Company's existing capital, together with Operating Cash Flow and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal uses of financial resources will be to provide further support for investing in the growth initiatives of existing affiliates, to repurchase shares of the Company's common stock, to pay shareholder dividends, to acquire additional investment management firms, and to fund commitments due or potentially due to former owners of affiliated firms.

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

                    YEAR 2000 AND OTHER SYSTEM-RELATED ISSUES
                    -----------------------------------------

     The "Year 2000 issue" is the result of computer programs and other electronic systems that use two digits rather than four to define the applicable year. These programs and systems may not be able to process dates beyond 1999, which may cause system failures or create erroneous results.

     The Company and its affiliates have retained a consulting firm since 1997 to help develop and implement a program to assess their Year 2000 readiness. The Company and its affiliates have substantially completed inventories of their computer hardware and software programs and have conducted surveys of all of their software and hardware vendors. As part of this program, the Company and its affiliates substantially completed the testing, modification, upgrading or replacement of their computer software applications and systems as of June 30, 1999.

     The Company and its affiliates are also addressing Year 2000 issues related to non-information technology (non-IT) systems, including embedded software and equipment (e.g. elevators, telephone systems, etc.), and is addressing the compliance of key business partners. The Company and its affiliates have substantially completed an assessment of its mission critical non-IT systems and service providers and as of June 30, 1999 have gained assurances from substantially all of their key service providers that they will be prepared for Year 2000.

     The Company and its affiliates are in the process of developing contingency plans in the event that the IT or non-IT systems or any of their key service providers are not substantially Year 2000 compliant by the end of 1999. The contingency plans, which are expected to be substantially complete by September 1999, will address how to mitigate risks associated with the worst reasonably likely failure of systems at critical dates in both the short term and the long term. A major Year 2000 compliance problem of the Company, any of its affiliated firms, any of its vendors, or any other company with which it conducts business could have a material adverse effect on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

     To date, the Company and its affiliates have incurred expenses of approximately $1,670,000 and expect to incur an additional $726,000 related to this issue. These costs, which principally represent consulting fees, are being expensed as incurred. The Company has performed, and expects to continue to perform, modifications, upgrades and replacements of its computer software applications and systems through the Company's ongoing maintenance program. Therefore, the Company has not incurred, and does not expect to incur, significant incremental expenses for such modifications, upgrades and replacements. The Company does not segregate payroll or other internal costs specifically devoted to its efforts to address Year 2000 issues, but does not believe these costs to be significant. The expenses of the Company's affiliated firms related to the Year 2000 issues are funded out of the share of revenues that is reserved for the affiliates under revenue sharing agreements and do not affect the share of revenues retained by the Company. The total cost associated with preparing for the Year 2000 is not expected to be material to the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

     The Company's affiliates that are registered with the Securities and Exchange Commission (SEC) as investment advisers or broker-dealers are required to disclose their Year 2000 readiness in Forms ADV-Y2K or BD-Y2K which have been filed with the SEC and made available to clients.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. These statements should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" detailed below.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

     The Company had $311,000,000 outstanding under its $750,000,000 Reducing Revolving Credit Agreement (the Credit Agreement) as of June 30, 1999. Interest rates available for amounts outstanding under the Credit Agreement are currently: prime, 1.875% over LIBOR or a money market bid option. The effective interest rate on the outstanding borrowings at June 30, 1999 was 6.90% compared to 7.21% at June 30, 1998. In addition, an annual commitment fee, payable on the daily average unused portion of the Credit Agreement, is currently .375%.

     At June 30, 1998, the Company also had $195,849,000 of subordinated notes outstanding which mature at various dates through March 2005 and have interest rates ranging from 5.5% to 7.5%.

                                                                      Exhibit 11
                       UNITED ASSET MANAGEMENT CORPORATION

                        CALCULATION OF EARNINGS PER SHARE
                        ---------------------------------
                    (In thousands, except per-share amounts)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                For the Three Months Ended June 30,          For the Six Months Ended June 30,
-------------------------------------------------------------------------------------    ----------------------------------------
                                                 Income        Shares     Per-Share          Income        Shares     Per-Share
                                              (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)    Amount
-------------------------------------------------------------------------------------    ----------------------------------------
For the three- and six-month periods
  ended June 30, 1999
Basic Earnings per Share
Income available to common
  shareholders                                $14,901,000   58,922,000       $.25         $30,002,000   59,733,000       $.50
                                                                             ====                                        ====

Effect of Dilutive Securities (1)                       -      319,000                              -      489,000
                                              -----------  -----------                    -----------   ----------

Diluted Earnings per Share
Income available to common
  shareholders + assumed conversions          $14,901,000   59,241,000       $.25         $30,002,000   60,222,000       $.50
                                              ===========  ===========       ====         ===========   ==========       ====

=====================================================================================    ====================================
For the three- and six-month periods
  ended June 30, 1998
Basic Earnings per Share
Income available to common
  shareholders                                $22,117,000   67,636,000       $.33         $44,215,000   68,586,000       $.64
                                                                             ====                                        ====

Effect of Dilutive Securities (2)                       -    2,382,000                              -    2,364,000
                                              -----------  -----------                    -----------   ----------

Diluted Earnings per Share
Income available to common
  shareholders + assumed conversions          $22,117,000   70,018,000       $.32         $44,215,000   70,950,000       $.62
                                              ===========  ===========       ====         ===========   ==========       ====

=====================================================================================    ========================================

(1) Options on 5,095,000 and 4,469,000 shares of common stock and warrants on 7,288,000 and 5,153,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 1999, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.

(2) Options on 1,647,000 and 1,731,000 shares of common stock and warrants on 1,521,000 and 1,526,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 1998, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.