Form 10-Q
period 1999-09-30
UNITED ASSET MANAGEMENT CORP
filed 1999-11-12
CIK 796370

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999    OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM              TO


                          Commission file number 1-9215


                          -------------------------------

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

         The number of shares outstanding of the registrant's common stock as of November 5, 1999 was 58,655,624.


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

Item 2.       Changes in Securities.
              During the third quarter of 1999, UAM issued an aggregate of 222,564 shares of its Common Stock upon the exercise of warrants. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. UAM had originally issued the warrants, as consideration for the acquisition of one of its subsidiaries, to certain principals of that subsidiary. These principals subsequently assigned these warrants to an unaffiliated third party. The exercise price of these warrants was $16.50 per share.

Item 3.       Defaults Upon Senior Securities.  None

Item 4.       Submission of Matters to a Vote of Security Holders.  None

Item 5.       Other Information.  None

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibit 10.1 - Forms of Agreements with Certain Employees.
                   Exhibit 11   - Calculation of Earnings Per Share (Page F-11).
                   Exhibit 27   - Financial Data Schedule.

              (b) There have been no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED ASSET MANAGEMENT CORPORATION


November 9, 1999                            /s/  William H. Park
----------------------------------          ------------------------------------
(Date)                                      William H. Park
                                            Executive Vice President and
                                             Chief Financial Officer

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                        ------------------------------      ------------------------------
                                             1999             1998              1999              1998
                                        ------------      ------------      ------------      ------------
Revenues                                $217,215,000      $226,745,000      $654,252,000      $722,941,000
                                        ------------      ------------      ------------      ------------
Operating expenses:
     Compensation and related
        expenses                         107,752,000       108,023,000       327,132,000       352,740,000
     Amortization of cost assigned
        to contracts acquired             26,218,000        28,473,000        78,813,000        86,118,000
     Other operating expenses             38,351,000        43,094,000       116,288,000       134,512,000
                                        ------------      ------------      ------------      ------------
                                         172,321,000       179,590,000       522,233,000       573,370,000
                                        ------------      ------------      ------------      ------------
Operating income                          44,894,000        47,155,000       132,019,000       149,571,000
                                        ------------      ------------      ------------      ------------
Non-operating expenses:
     Interest expense, net                16,164,000        14,802,000        48,500,000        38,115,000
     Other amortization                    1,182,000         1,319,000         3,525,000         3,122,000
                                        ------------      ------------      ------------      ------------
                                          17,346,000        16,121,000        52,025,000        41,237,000
                                        ------------      ------------      ------------      ------------
Income before income tax expense          27,548,000        31,034,000        79,994,000       108,334,000
Income tax expense                        11,794,000        13,281,000        34,238,000        46,366,000
                                        ------------      ------------      ------------      ------------
Net income                              $ 15,754,000      $ 17,753,000      $ 45,756,000      $ 61,968,000
                                        ============      ============      ============      ============
Basic earnings per share                $        .27      $        .27      $        .77      $        .92
Diluted earnings per share              $        .27      $        .27      $        .76      $        .89
Dividends declared per share            $        .20      $        .20      $        .60      $        .60
                                        ============      ============      ============      ============

See Notes to Condensed Consolidated Financial Statements.

                      UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                  September 30,         December 31,
                                                      1999                  1998
                                                  (Unaudited)
                                                 --------------        --------------
Assets
Current assets:
  Cash and cash equivalents                      $  121,703,000        $  153,616,000
  Investment advisory fees receivable               161,942,000           169,061,000
  Other current assets                               10,945,000            12,419,000
                                                 --------------        --------------
Total current assets                                294,590,000           335,096,000
Fixed assets, net                                    38,569,000            42,148,000
Cost assigned to contracts acquired, net            864,093,000           931,815,000
Other assets                                        132,453,000           130,452,000
                                                 --------------        --------------
Total assets                                     $1,329,705,000        $1,439,511,000
                                                 ==============        ==============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses          $  109,735,000        $  143,559,000
  Accrued compensation                               95,234,000           108,222,000
                                                 --------------        --------------
Total current liabilities                           204,969,000           251,781,000
Senior notes payable                                686,053,000           687,521,000
Subordinated notes payable                          191,851,000           202,840,000
Deferred income taxes                                27,042,000            27,525,000
                                                 --------------        --------------
Total liabilities                                 1,109,915,000         1,169,667,000
                                                 --------------        --------------
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 per share:               703,000               703,000
  Capital in excess of par value                    361,810,000           360,781,000
  Retained earnings                                 138,875,000           140,751,000
  Accumulated other comprehensive income             (7,245,000)          (10,132,000)
                                                 --------------        --------------
                                                    494,143,000           492,103,000
  Less treasury shares at cost                     (274,353,000)         (222,259,000)
                                                 --------------        --------------
Total stockholders' equity                          219,790,000           269,844,000
                                                 --------------        --------------
Total liabilities and stockholders' equity       $1,329,705,000        $1,439,511,000
                                                 ==============        ==============

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                -----------------------------     -----------------------------
                                                                    1999            1998              1999            1998
                                                                ------------     ------------     ------------     ------------
Cash flow related to operating activities:
  Net income                                                    $ 15,754,000     $ 17,753,000     $ 45,756,000     $ 61,968,000
  Adjustments to reconcile net income to net cash flow
     from operating activities:
     Amortization of cost assigned to contracts acquired          26,218,000       28,473,000       78,813,000       86,118,000
     Depreciation                                                  3,446,000        3,359,000       11,162,000        9,817,000
     Amortization of goodwill and other                            1,991,000        1,658,000        5,952,000        4,141,000
                                                                ------------     ------------     ------------     ------------
  Net income plus amortization and depreciation                   47,409,000       51,243,000      141,683,000      162,044,000
  Changes in assets and liabilities:
     Decrease in investment advisory fees receivable               1,588,000       11,411,000        7,105,000       26,265,000
     Decrease in other current assets                              4,687,000        5,662,000        1,460,000        2,610,000
     Decrease in accounts payable and accrued expenses           (11,527,000)      (3,083,000)     (31,428,000)     (17,566,000)
     Increase (decrease) in accrued compensation                   9,951,000       17,596,000      (12,943,000)     (21,465,000)
     Increase (decrease) in deferred income taxes                 (2,776,000)        (373,000)      (4,352,000)       1,920,000
                                                                ------------     ------------     ------------     ------------
Net cash flow from operating activities                           49,332,000       82,456,000      101,525,000      153,808,000
                                                                ------------     ------------     ------------     ------------
Cash flow related to investing activities:
  Cash additions to cost assigned to contracts acquired                   --         (417,000)      (5,134,000)     (29,578,000)
  Change in other assets                                          (8,828,000)     (15,856,000)     (13,310,000)     (38,647,000)
                                                                ------------     ------------     ------------     ------------
Net cash flow used in investing activities                        (8,828,000)     (16,273,000)     (18,444,000)     (68,225,000)
                                                                ------------     ------------     ------------     ------------
Cash flow related to financing activities:
  Purchase of treasury shares                                             --      (76,171,000)     (88,095,000)    (205,552,000)
  Additions to (reductions in) notes payable, net                (32,947,000)      47,974,000       (9,196,000)     127,163,000
  Issuance or reissuance of equity securities                      4,834,000        6,549,000       18,576,000       23,823,000
  Dividends paid                                                 (11,768,000)     (13,269,000)     (35,954,000)     (40,949,000)
                                                                ------------     ------------     ------------     ------------
Net cash flow used in financing activities                       (39,881,000)     (34,917,000)    (114,669,000)     (95,515,000)
                                                                ------------     ------------     ------------     ------------
Effect of foreign exchange rate changes on cash flow               1,027,000          (43,000)        (325,000)         391,000
                                                                ------------     ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents               1,650,000       31,223,000      (31,913,000)      (9,541,000)
Cash and cash equivalents at beginning of period                 120,053,000      132,874,000      153,616,000      173,638,000
                                                                ------------     ------------     ------------     ------------
Cash and cash equivalents at end of period                      $121,703,000     $164,097,000     $121,703,000     $164,097,000
                                                                ============     ============     ============     ============

See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

         In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1999 and their results of operations and cash flows for the three- and nine-month periods ended September 30, 1999 and 1998. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2

         Accumulated depreciation of fixed assets was $66,371,000 and $55,209,000 at September 30, 1999 and December 31, 1998, respectively. The accumulated amortization of cost assigned to contracts acquired was $674,007,000 and $598,621,000 at September 30, 1999 and December 31, 1998, respectively.

Note 3

         The Company has a systematic program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. For the three- month period ended September 30, 1999, the Company did not repurchase any shares. For the nine-month period ended September 30, 1999, the Company repurchased 3,800,800 shares of its common stock at a cost of $88,095,000, including certain shares repurchased under the terms of this program. During the three- and nine-month periods ended September 30, 1999, exercises of warrants and stock options, as well as the issuance of stock to former owners of affiliates in connection with purchase price commitments that came due, resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:


                                          Three Months           Nine Months
                                              Ended                Ended
                                       September 30, 1999     September 30, 1999
                                       ------------------     ------------------
Subordinated notes extinguished            $3,672,000            $ 9,987,000
Cash proceeds received                     $1,102,000            $13,839,000
Treasury shares reissued                      282,488              1,399,786


         As of September 30, 1999, the Company held 11,193,893 treasury shares. Warrants for the purchase of 7,793,000 shares and stock options for the purchase of 8,515,000 shares were outstanding at weighted average exercise prices of $24.17 and $22.75, respectively.

Note 4

         The components of comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998, respectively, are set forth below:


                                                    Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ------------------------------       -----------------------------
                                                   1999             1998              1999              1998
                                                   ----             ----              ----              ----
Net income:                                    $15,754,000       $17,753,000       $45,756,000       $61,968,000
Other comprehensive income, net:
     Foreign currency translation
         adjustment                              2,482,000        (3,406,000)        3,536,000        (6,539,000)
     Unrealized gain (loss) on
         marketable securities                     (40,000)               --           513,000                --
     Less:  reclassification adjustment
         for gains realized in net income               --                --        (1,162,000)               --
                                               -----------       -----------       -----------       -----------
Comprehensive income                           $18,196,000       $14,347,000       $48,643,000       $55,429,000
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


                                          Three Months Ended                     Nine Months Ended
                                             September 30,                         September 30,
                                    ------------------------------       -------------------------------
                                        1999              1998               1999               1998
                                        ----              ----               ----               ----
Domestic revenues                   $197,518,000      $205,727,000       $594,724,000       $657,929,000
Foreign revenues                    $ 19,697,000      $ 21,018,000       $ 59,528,000       $ 65,012,000
Domestic long-lived assets          $876,772,000      $961,912,000       $876,772,000       $961,912,000
Foreign long-lived assets           $158,343,000      $171,856,000       $158,343,000       $171,856,000


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

         UAM's assets under management were $193.6 billion as of September 30, 1999, compared to $205.9 billion under management on June 30, 1999. Market performance subtracted $9.5 billion from UAM's assets under management, reflecting a decline in equity markets in the United States during the 1999 third quarter, and net client cash flow reduced these assets by an additional $2.6 billion during the period. The sale of an affiliate, Nelson, Benson & Zellmer, Inc., subtracted approximately $200 million from the total.


               AMORTIZATION OF COST ASSIGNED TO CONTRACTS ACQUIRED

         Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 65% of the Company's total assets as of September 30, 1999. Amortization of cost assigned to contracts acquired, which is a noncash charge, represented 15% of the Company's operating expenses for both the three- and nine-month periods ended September 30, 1999. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

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

                                OPERATING RESULTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues were $217,215,000 for the three months ended September 30, 1999 compared to $226,745,000 for the third quarter of 1998. Revenues declined due to the effect of negative net client cash flow, partially offset by the impact of positive market performance over the past 12-month period which generated higher fee revenues.

         Compensation and related expenses together with other operating expenses were $146,103,000 compared to $151,117,000 in 1998, primarily reflecting lower operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired was $26,218,000 compared to $28,473,000 in 1998. The decrease was the result of various factors including certain cost assigned to contracts acquired being fully amortized at the end of 1998, partially offset by the recording of additional purchase price commitments associated with prior-year acquisitions.

         Interest expense increased to $17,558,000 from $16,765,000 in 1998, primarily due to the increase in the Company's debt level from stock repurchases over the past 12 months.

         Income before income tax expense was $27,548,000 compared to $31,034,000 in 1998, reflecting the circumstances described above. The Company's annual effective tax rate approximated 43% for the three-month periods ended September 30, 1999 and 1998.

         Net income was $15,754,000 compared to $17,753,000 in 1998, reflecting the results of the events discussed above. Diluted earnings per share were $.27 for both the third quarter of 1999 and 1998. Diluted earnings per share were affected by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method, and by the effect of the Company's common stock repurchased over the past 12-month period and the Company's lower average stock price. Amortization of cost assigned to contracts acquired per share increased to $.44 in the third quarter of 1999 from $.43 in 1998. Net income plus amortization and depreciation was $47,409,000 in the third quarter of 1999 compared to $51,243,000 in 1998, and EBITDA (earnings before interest, taxes, depreciation and amortization) was $75,367,000 in the third quarter of 1999 compared to $79,326,000 in 1998 due to the circumstances discussed above. Management uses the last two statistics not to the exclusion of net income, but rather as an additional important measure of the Company's performance.

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


         Revenues were $654,252,000 for the nine months ended September 30, 1999 compared to $722,941,000 for the first nine months of 1998. Revenues declined due to the effect of negative net client cash flow, partially offset by the impact of positive market performance which generated higher fee revenues.

         Compensation and related expenses together with other operating expenses were $443,420,000 compared to $487,252,000 in 1998, primarily reflecting lower operating expenses and compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans. Amortization of cost assigned to contracts acquired was $78,813,000 compared to $86,118,000 in 1998. The decrease was the result of various factors including certain cost assigned to contracts acquired being fully amortized at the end of 1998, partially offset by the recording of additional purchase price commitments associated with prior-year acquisitions.

         Interest expense increased to $52,577,000 from $43,457,000 in 1998, primarily due to the increase in the Company's debt level resulting from stock repurchases, as well as an increase in the Company's borrowing rates.

         Income before income tax expense was $79,994,000 compared to $108,334,000 in 1998, reflecting the circumstances described above. The Company's annual effective tax rate approximated 43% for the nine-month periods ended September 30, 1999 and 1998.

         Net income was $45,756,000 compared to $61,968,000 reflecting the net results of the events discussed above. Diluted earnings per share were $.76 for the nine months ended September 30, 1999 compared to $.89 for the nine months ended September 30, 1998. Diluted earnings per share were affected by the impact of the issuance of shares of common stock and the hypothetical exercise of warrants and stock options on the calculation of earnings per share under the treasury stock method, and by the effect of the Company's common stock repurchased over the past 12-month period and the Company's lower average stock price. Amortization of cost assigned to contracts acquired per share increased to $1.32 for the nine months ended September 30, 1999 from $1.24 in 1998, primarily due to the circumstances discussed above. Net income plus amortization and depreciation was $141,683,000 for the nine months ended September 30, 1999 compared to $162,044,000 in 1998, and EBITDA was $224,421,000 for the nine months ended September 30, 1999 compared to $246,525,000 in 1998 due to the circumstances discussed above.


         CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's internally generated cash and additional borrowings under the Company's line of credit were primarily used to repurchase shares of the Company's common stock and to pay dividends to shareholders. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of September 30, 1999, the Company had drawn down $283,000,000 leaving $467,000,000 available under its $750,000,000 Reducing
Revolving Credit Agreement.

         Management believes that the Company's existing capital, together with internally generated cash and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal uses of financial resources will be to provide further support for investing in the growth initiatives of existing affiliates, to repurchase shares of the Company's common stock, to pay shareholder dividends, to acquire additional investment management firms, and to fund commitments due or potentially due to former owners of affiliated firms.

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

         The Company and its affiliates have retained a consulting firm since 1997 to help develop and implement a program to assess their Year 2000 readiness. The Company and its affiliates have substantially completed inventories of their computer hardware and software programs, have conducted surveys of all of their software and hardware vendors, and have substantially completed the testing, modification, upgrading or replacement of their computer software applications and systems.

         The Company and its affiliates are also addressing Year 2000 issues related to non-information technology (non-IT) systems, including embedded software and equipment (e.g. elevators, telephone systems, etc.). The Company and its affiliates have substantially completed an assessment of its mission critical non-IT systems and service providers and have gained assurances from substantially all of their key service providers that they will be prepared for Year 2000.

         The Company and its affiliates are also developing contingency plans in the event that the IT or non-IT systems or any of their key service providers are not substantially Year 2000 compliant by the end of 1999. The contingency plans, which are substantially complete, address how to mitigate risks associated with the worst reasonably likely failure of systems at critical dates in both the short term and the long term. A major Year 2000 compliance problem of the Company, any of its affiliated firms, any of its vendors, or any other company with which it conducts business could have a material adverse effect on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

         Through September 30, 1999, the Company and its affiliates have incurred expenses of approximately $1,800,000 and expect to incur an additional $350,000 related to this issue. These costs, which principally represent consulting fees, are being expensed as incurred. The Company has performed, and expects to continue to perform, modifications, upgrades and replacements of its computer software applications and systems through the Company's ongoing maintenance program. Therefore, the Company has not incurred, and does not expect to incur, significant incremental expenses for such modifications, upgrades and replacements. The Company does not segregate payroll or other internal costs specifically devoted to its efforts to address Year 2000 issues, but does not believe these costs to be significant. The expenses of the Company's affiliated firms related to the Year 2000 issues are funded out of the share of revenues that is reserved for the affiliates under revenue sharing agreements and do not affect the share of revenues retained by the Company. The total cost associated with preparing for the Year 2000 is not expected to be material to the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

         The Company had $283,000,000 outstanding under its $750,000,000 Reducing Revolving Credit Agreement (the Credit Agreement) as of September 30, 1999. Interest rates available for amounts outstanding under the Credit Agreement are currently: prime, 1.875% over LIBOR or a money market bid option. The effective interest rate on the outstanding borrowings at September 30, 1999 was 7.32% compared to 7.14% at September 30, 1998. In addition, an annual commitment fee, payable on the daily average unused portion of the Credit Agreement, is currently .375%.

         At September 30, 1998, the Company also had $191,851,000 of subordinated notes outstanding which mature at various dates through March 2005 and have interest rates ranging from 5.5% to 7.5%.

                                                                      Exhibit 11

                       UNITED ASSET MANAGEMENT CORPORATION

                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                             For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                            -----------------------------------------     ----------------------------------------
                                              Income         Shares         Per-Share       Income         Shares        Per-Share
                                            (Numerator)   (Denominator)       Amount      (Numerator)   (Denominator)     Amount
                                            -----------    ------------     ---------     -----------   -------------    ---------
For the three- and nine-month periods
 ended September 30, 1999
Basic Earnings per Share
Income available to common
     shareholders                           $15,754,000     58,916,000         $ .27       $45,756,000     59,457,000       $ .77
                                                                             =======                                      =======
Effect of Dilutive Securities (1)                    --        123,000                              --        367,000
                                            -----------     ----------                     -----------     ----------
Diluted Earnings per Share
Income available to common
     shareholders + assumed conversions     $15,754,000     59,039,000         $ .27       $45,756,000     59,824,000       $ .76
                                            ===========     ==========       =======       ===========     ==========     =======
====================================================================================================================================
For the three- and nine-month periods
 ended September 30, 1998
Basic Earnings per Share
Income available to common
     shareholders                           $17,753,000     64,950,000         $. 27       $61,968,000     67,230,000       $ .92
                                                                             =======                                      =======
Effect of Dilutive Securities (2)                    --      1,751,000                              --      2,160,000
                                            -----------     ----------                     -----------     ----------
Diluted Earnings per Share
Income available to common
     shareholders + assumed conversions     $17,753,000     66,701,000         $ .27       $61,968,000     69,390,000       $ .89
                                            ===========     ==========       =======       ===========     ==========     =======
====================================================================================================================================


(1) Options on 6,713,000 and 5,217,000 shares of common stock and warrants on 7,288,000 and 5,865,000 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 1999, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.

(2) Options on 2,101,000 and 1,854,000 shares of common stock and warrants on 1,520,000 and 1,524,000 shares of common stock were outstanding during the three- and nine-month periods ended September 30, 1998, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.