Form 10-K
period 1999-12-31
UNITED ASSET MANAGEMENT CORP
filed 2000-03-21
CIK 796370

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

             (MARK ONE)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999          OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $886 million based on the last reported sale price of the registrant's common stock on the New York Stock Exchange composite tape on March 15, 2000.

      The number of shares of Common Stock ($.01 par value) outstanding as of March 15, 2000 was 56,366,106.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of (a) the Annual Report to Stockholders of the registrant for the year ended December 31, 1999, and (b) the Proxy Statement of the registrant filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 18, 2000. Such Report and Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

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

      Advisory fees based on the assets of pension plans, profit sharing plans, endowments and foundations provide the largest portion of the Company's revenues. Such clients are sometimes referred to as "institutional" clients, and they are generally "tax-exempt" in that the income and any capital gains which result from their portfolio investments are not taxable to them under present law. Advisory fees are primarily based on the value of assets under management. Fee rates typically decline as account size increases. The assets of institutional clients have generally been growing, with the most rapid growth achieved by pension and profit sharing plans (sometimes called employee benefit plans). For the year ended December 31, 1999, no single client of any Affiliated Firm provided more than 4% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

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

      The Industry

      Revenues in the institutional investment management industry are determined primarily by fees based on assets under management. Therefore, the principal determinant of growth in the industry is the growth of institutional assets under management. In management's judgment, the major factors which influence changes in institutional assets under management are: (1) changes in the market value of securities; (2) net cash flow into or out of existing accounts; (3) gains of new or losses of existing accounts by specific firms or segments of the industry; and (4) the introduction of new products by the industry or by particular firms.

      In general, assets under management in the institutional segments of the industry have increased steadily. For example, Money Market Directories, Inc. recorded in its 2000 Directory, $6.4 trillion in assets under management in accounts of employee benefit plans and endowments within the United States as of mid-1999, which represents an average compound five-year annual growth rate of 13.5% since mid-1994. The 1999 Directory also reported $15.0 trillion of assets under management as of mid-1999 at investment advisory firms (including branch offices) within the United States, which represents an average compound five-year annual growth rate of 22.3% over the corresponding assets since mid-1994.

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

      Method of Operation

      UAM itself does not manage portfolio investments for clients and does not provide any investment advisory services to Affiliated Firms and therefore is not registered as an investment adviser under federal, state or foreign law. UAM respects the individual character of each Affiliated Firm and seeks to preserve an environment in which each Firm continues to provide investment management services that meet the particular needs of the Firm's clients. UAM provides assistance to the Affiliated Firms in connection with the preparation of separate company financial statements, tax matters, insurance and maintenance of a company-wide profit sharing retirement plan. As part of its "operating partnership" with its Affiliated Firms, UAM is providing significantly more financial and management assistance to its Firms in product development, client service, marketing operations, technology and other areas. During 1999, the Company committed more than $20 million to these programs in 18 of its firms.

      In addition, UAM assists Firms in planning for future growth and management development, particularly with respect to succession planning. The Company sponsors seminars and meetings for executives from each of the Affiliated Firms and from UAM that serve as forums for sharing business information. UAM is also offering more enterprise-wide services to its Firms such as investment-performance attribution analysis supplied by a leading provider of analytical services to the investment management industry.

      During 1999, the Company continued to enhance its website, www.uam.com, to make it a direct, convenient link between UAM's investment professionals and sophisticated investors. The Company also implemented full transaction capability on its website for shareholders of UAM Funds.

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

      UAM Investment Services, Inc. provides UAM affiliates third-party marketing, sales and product development in the U.S. and certain European countries. ISI offers mutual funds, trust portfolios, and individual account products. These products are offered principally to professional financial advisors and individuals, banks, and providers of 401(k) services.

      UAM Funds, Inc. and UAM Funds, Inc. II, each a series mutual fund, allow Affiliated Firms to open portfolios to pool client accounts in an efficient, cost-effective manner and to provide additional investment styles. As of December 31, 1999, 25 of the Affiliated Firms managed 49 UAM Funds portfolios, and such portfolios held assets totaling $3.2 billion.

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

      UAM Shareholder Service Center, Inc. provides fund shareholders with product and account information, transaction processing, and transfer agent services. The center enables Pilgrim Baxter and other UAM Affiliated Firms to consolidate and enhance shareholder services and marketing activities.

      UAM believes that the professional independence of the Affiliated Firms and the continuing diversification of investment philosophies and approaches within the Company are necessary ingredients of UAM's success and that of the Affiliated Firms. Many key employees of each Affiliated Firm at the time of acquisition by UAM have continued with their Firm in accordance with employment agreements executed in connection with each acquisition, have remained on their Firm's Board of Directors, and have continued to serve as its executive officers. Each Affiliated Firm's directors and officers are responsible for reviewing their respective Firm's results, plans and budgets.

      See Note 7 of the Company's 1999 Annual Report to stockholders (the Annual Report), which is incorporated herein by reference, for the Company's segment information.

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

      In addition to revenue sharing with its Affiliated Firms, UAM has designed incentive programs to further reward business growth through positive net client cash flow. Incentives awarded under these programs are paid in the combination of cash, stock options and incentive units. UAM is also modifying its economic relationship with some of its affiliates to enable the principals to hold equity in their own firms.

      Affiliated Firms

      Each Affiliated Firm conducts its own marketing, client relations, research, portfolio management and administrative functions. Each Firm sets its own investment advisory fees and manages its business independently on a day-to-day basis.

      The investment philosophy, style and approach of each Affiliated Firm are independently determined by it, and these philosophies, styles and approaches may vary substantially from firm to firm. As a consequence, more than one Affiliated Firm may be retained by a single client, since many clients employ multiple investment advisers. The strategies employed and assets selected by Affiliated Firms are separately chosen by them, with the result that any one Firm may be bullish on the stock or bond market while another Firm is bearish. Two of the Affiliated Firms are full-service institutional real estate investment management firms with $8.9 billion of assets under management at year end. These Firms invest in real estate properties in the U.S. and overseas for their U.S. and foreign clients and provide a broad spectrum of real estate services, including research, acquisition and disposition, financing, and asset and property management. Another Affiliated Firm, with $13.8 billion of assets under management at year end, manages stable value asset portfolios such as guaranteed investment contracts (GICs) and synthetic GICs.

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

      UAM's Firms manage both domestic and international investment portfolios for corporate, government and union benefit plans, mutual funds, individuals, endowments, and foundations. As of December 31, 1999, UAM's Firms had approximately $202.6 billion under management with an average account size of $32.7 million. The 20 largest clients of UAM's Affiliated Firms represented 15% of total revenues and the 100 largest clients represented 29%. Additional information regarding the number of clients and types and amounts of assets under management is found in the table on page 25 of the Annual Report, which is incorporated herein by reference.

The following table summarizes UAM's asset mix:

                                                          Assets Under Management at December 31,
(in millions)                                      1997                    1998                    1999
                                             ----------------        ----------------          --------------
U.S. Equities                                $123,213      63%       $127,871      63%         $127,869    63%
International Securities                       27,947      14          28,161      14            28,574    14
U.S. Bonds and Cash                            27,164      14          25,999      13            23,561    12
Stable Value                                    8,650       4          10,060       5            13,820     7
Real Estate                                    10,515       5           9,302       5             8,794     4
                                             --------     ---        --------     ---          --------   ---
                                             $197,489     100%       $201,393     100%         $202,618   100%
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

      In selecting acquisition candidates, the Company uses selective criteria for potential transactions. The Company focuses on investment management firms that will enhance the business of existing affiliates, provide entry to new channels of distribution, or boost UAM's participation in attractive asset classes that are currently under-represented among its Firms. UAM is interested in companies that have pursued their investment philosophy with consistency, shown a determination and an ability to grow, and developed a second generation of money managers and leaders. In addition, UAM has acquired or organized firms at various stages of development, from start-up to relatively mature firms and has acquired both employee-owned firms and subsidiaries or divisions of financial institutions.

      UAM has observed that the major reasons that employee-owned firms consider selling to UAM include: (1) the high value of the firm relative to its principals' total net worth; (2) the need for liquidity on the part of the principals; (3) their desire for diversification and a reduction in their exposure to a single firm's results;
(4) their autonomy after acquisition; and (5) the access to channels of distribution provided by UAM's service firms. Substantially all the key employees of Affiliated Firms continue to be actively involved in their firms long after their acquisition by UAM.

      In purchasing investment management firms, UAM has structured the transactions to create incentives for key personnel to remain with their firm after the expiration of their employment agreements. The key employees have entered into employment and noncompete agreements for terms ranging primarily from five to 12 years, which also prohibit the employees from competing with their firm for a substantial period after termination of employment. Most of the key employees of the Affiliated Firms were stockholders of such firms prior to their acquisition by UAM. In connection with the purchases, the former stockholders and/or key employees have typically received consideration in the form of cash, subordinated notes and warrants to purchase UAM common stock, and/or UAM common stock. The subordinated notes, most of which may be used to exercise the warrants, generally have terms of between five and 10 years. The key employees of each Affiliated Firm also participate directly, through revenue sharing, in revenues of their firm and meet the Firm's expenses from their share of these revenues, as described more fully under "Revenue Sharing."

      To fund acquisitions, the Company utilizes its existing capital, together with internally generated cash and borrowings available under its $750,000,000 Reducing Revolving Credit Agreement (as more fully described in Note 3 of the Annual Report, also see Items 8 and 14 of this Form 10-K). Such borrowings are secured by the stock of the Company's subsidiaries.

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

      The officers, directors and employees of UAM's Affiliated Firms may from time to time own securities which are also owned by one or more of their clients. Each such Firm has internal guidelines and codes of ethics with respect to individual investments, requires reporting of securities transactions, and restricts certain transactions so as to minimize possible conflicts of interest.

      UAM's Affiliated Firms as of December 31, 1999 are listed below in the order in which they were acquired or established.

                                                              Principal                             Acquired
Affiliated Firm                                               Location                            or Organized
---------------                                               --------                            ------------
Chicago Asset Management Company                              Chicago, IL                         October 1983
Colony Capital Management, Inc.                               Atlanta, GA                         February 1984
Hellman, Jordan Management Company, Inc.                      Boston, MA                          August 1984
Thompson, Siegel & Walmsley, Inc.                             Richmond, VA                        December 1984
Sterling Capital Management Company                           Charlotte, NC                       December 1984
Analytic Investors, Inc.                                      Los Angeles, CA                     May 1985
Northern Capital Management, Inc.                             Madison, WI                         January 1986
Cooke & Bieler, Inc.                                          Philadelphia, PA                    February 1986
Fiduciary Management Associates, Inc.                         Chicago, IL                         June 1986
Investment Counselors of Maryland, Inc.                       Baltimore, MD                       December 1986
Rice, Hall, James & Associates                                San Diego, CA                       May 1987
C. S. McKee & Company, Inc.                                   Pittsburgh, PA                      August 1987
Hanson Investment Management Company                          San Rafael, CA                      August 1987
Barrow, Hanley, Mewhinney & Strauss, Inc.                     Dallas, TX                          January 1988
Sirach Capital Management, Inc.                               Seattle, WA                         January 1989
Dewey Square Investors Corporation                            Boston, MA                          May 1989
The Campbell Group, Inc.                                      Portland, OR                        May 1989
Cambiar Investors, Inc.                                       Englewood, CO                       August 1990
First Pacific Advisors, Inc.                                  Los Angeles, CA                     June 1991
Spectrum Asset Management, Inc.                               Stamford, CT                        November 1991
Acadian Asset Management, Inc.                                Boston, MA                          February 1992
L&B Realty Advisors, Inc.                                     Dallas, TX                          June 1992
NWQ Investment Management Company                             Los Angeles, CA                     October 1992
Tom Johnson Investment Management, Inc.                       Oklahoma City, OK                   December 1992
Pell, Rudman & Co., Inc.                                      Boston, MA                          March 1993
Heitman Financial LLC                                         Chicago, IL                         August 1993
Murray Johnstone Limited                                      Glasgow, Scotland                   November 1993
GSB Investment Management, Inc.                               Fort Worth, TX                      December 1993
Dwight Asset Management Company                               Burlington, VT                      January 1994
Investment Research Company                                   Rancho Santa Fe, CA                 February 1994
Suffolk Capital Management, Inc.                              New York, NY                        July 1994
UAM (Japan) Inc.                                              Tokyo, Japan                        October 1994
UAM Investment Services, Inc.                                 Boston, MA                          January 1995
Provident Investment Counsel                                  Pasadena, CA                        February 1995
Pilgrim Baxter & Associates, Ltd.                             Wayne, PA                           April 1995
Jacobs Asset Management                                       Fort Lauderdale, FL                 July 1995
UAM Fund Services, Inc.                                       Boston, MA                          October 1995
OSV Partners                                                  Greenwich, CT                       April 1996
Rogge Global Partners Plc                                     London, England                     August 1996
Clay Finlay Inc.                                              New York, NY                        August 1996
J.R. Senecal & Associates Investment Counsel Corp.            Richmond Hill, Ontario              January 1997
InvestLink Technologies, Inc.                                 New York, NY                        February 1997
Expertise Asset Management                                    Paris, France                       May 1997
Pacific Financial Research, Inc.                              Beverly Hills, CA                   May 1997
Thomson Horstmann & Bryant, Inc.                              Saddle Brook, NJ                    June 1997
Lincluden Management Limited                                  Oakville, Ontario                   September 1997
Palladyne Asset Management B.V.                               Amsterdam, The Netherlands          December 1997
Integra Capital Management Corporation                        Toronto, Ontario                    January 1998

      Employees

      The UAM holding company has 76 employees, 9 of whom are executive officers of UAM (see Item 10, Directors and Executive Officers of the Registrant). Each Affiliated Firm employs its own investment advisory, marketing and client service, administrative and operations personnel as needed to provide advisory services to its clients and to maintain necessary records in accordance with the rules of various regulatory agencies (see "Affiliated Firms" and "Regulation" on pages 5 and 7, respectively). At December 31, 1999, the Company, as a whole, employed 2,189 persons. These numbers exclude 178 individuals who are employed by the property management subsidiary of L&B Realty Advisors, Inc. and whose total compensation is billed directly to clients of this affiliate.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      During the fourth quarter of 1999, UAM issued an aggregate of 494,624 shares of its Common Stock, $.01 par value, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the Act), to certain executives of its subsidiaries upon the exercise of warrants originally issued in connection with the acquisition of such subsidiaries by UAM. The exercise prices of the warrants ranged from $17.50 to $22.66 per share.

      As of March 15, 1999, there were 348 stockholders of record. The balance of the information required by this item is incorporated herein by reference to the "Common Stock Information" on page 47 of the Annual Report.

Item 6. Selected Financial Data

      The information required by this item is incorporated herein by reference to the "Eleven-Year Review" on pages 30 and 31 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis" on pages 26 through 29 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company's primary market risk exposures are in the areas of interest-rate risk, foreign currency exchange-rate risk, and equity-price risk.

The Company's exposure to interest-rate risk arises from variable-rate and fixed-rate debt arrangements entered into for other-than-trading purposes. To mitigate the risks associated with increases in interest rates, the Company has entered into and plans to continue to enter into interest-rate protection agreements. The agreement outstanding as of December 31, 1999 extends up to two years and limits interest rates to an average of 8.4%. Tabular information with respect to this interest-rate protection agreement has not been presented as the financial statement impact of such agreement is not considered material.

The table below summarizes the Company's market risks associated with debt obligations as of December 31, 1999. At Decemer 31, 1999, the Company had borrowings outstanding of $297,000,000 outstanding under its $750,000,000 Reducing Revolving Credit Agreement (the Credit Agreement). Interest rates available for amounts outstanding under the Credit Agreement are currently: prime, 1.875% over 30-day LIBOR or a money market bid option. The recorded cost of the Senior Notes and Credit Agreement approximates fair value. Due to the unique nature of each of the subordinated debt instruments issued as consideration for businesses acquired, an assessment of current fair value is not practical. In the table, effective interest rates shown for subordinated debt instruments represent a weighted-average of fixed interest rates attached to notes having a particular expected year of maturity. The Company intends to finance the Senior Notes, as well as the subordinated debt that becomes due which has not been tendered in connection with the exercise of warrants, by utilizing the Credit Agreement. As such, $25,000,000 of Senior Notes and $3,349,000 of subordinated notes due in 2000 have been included in the payments due in 2003, the year the Credit Agreement expires.

                                                              Expected Year of Maturity
                                 ---------------------------------------------------------------------------------------
                                    2000          2001           2002           2003           2004         Thereafter
                                 ---------------------------------------------------------------------------------------
Fixed-Rate Subordinated Debt         -         $88,747,000    $51,187,000     $1,413,000    $33,250,000      $3,791,000
Effective interest rate              -               6.28%          6.47%          6.50%          6.09%           6.50%

Fixed-Rate Senior Notes              -         $25,154,000    $25,000,000    $25,000,000    $25,000,000     $25,000,000
Effective interest rate              -               8.92%          8.92%          8.92%          8.92%           8.92%

Fixed-Rate Senior Notes              -                   -    $10,714,000    $10,714,000    $10,714,000    $217,858,000
Effective interest rate              -                   -          8.52%          8.52%          8.52%           8.62%

Variable-Rate Senior Debt            -                   -              -   $328,596,000              -               -
Effective interest rate              -                   -              -          8.44%              -               -

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

The Company also has equity-price risk as more fully described in the "Industry" section on page two. This risk is somewhat mitigated by the Company's practice of participating in revenue sharing with its Affiliates. See page 4 for a discussion of "Revenue Sharing." The Company does not use any market-rate-sensitive instruments for trading purposes or otherwise to protect against this risk.

Item 8. Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the "Selected Quarterly Financial Data" on page 47 of the Annual Report, "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" on pages 32 through 45 of the Annual Report, and the "Report of Independent Accountants" on page 46 of the Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," "Executive Officers," and "Proxy Statement - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 (the "Proxy Statement").

Item 11. Executive Compensation

      The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation - Summary Compensation Table," "Executive Compensation - Total Option Exercises in 1999 and Year-End Values," "Executive Compensation - Option Grants in 1999," "Executive Compensation - Compensation Committee Report," "Performance Graph," "Compensation Committee Interlocks and Insider Participation," and "Governance of the Company - Compensation of Directors" in the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)      1. Financial Statements

         The following consolidated financial statements of United Asset Management Corporation and report of independent accountants, included on pages 32 through 46 of the Annual Report, are incorporated herein by reference as a part of this Form 10-K:

                                                                  Page(s) in the
         Title                                                     Annual Report
         -----                                                     -------------

         Report of Independent Accountants.                               46

         Consolidated Balance Sheet as of December 31, 1999
            and 1998.                                                     32

         Consolidated Statement of Operations for each of the
            three years in the period ended December 31, 1999.            33

         Consolidated Statement of Cash Flows for each of the
            three years in the period ended December 31, 1999.            34

         Consolidated Statement of Changes in Stockholders'
            Equity for each of the three years in the period ended
            December 31, 1999.                                            35

         Notes to Consolidated Financial Statements.                 36 - 45

         2. Financial Statement Schedule

         The following consolidated financial statement schedule and report of independent accountants are filed as a part of this Form 10-K and are on the following pages:

                                                                            Page
                                                                            ----

         Report of Independent Accountants on Financial                     F-1
            Statement Schedule.

         Schedule VIII Valuation and Qualifying Accounts                    F-2
                       for each of the three years in the
                       period ended December 31, 1999.

         All other schedules have been omitted since they are not required, not applicable or the information is in the Financial Statements or Notes thereto.

         3. Exhibits

         Exhibit
         Number              Title
         ------              -----

     (1)    3.1              Restated Certificate of Incorporation of the
                             Registrant.

     (2)    3.2              Amended and Restated By-Laws of the Registrant.

     (3)    4.1              Specimen Certificate of Common Stock, $.01 par
                             value, of the Registrant.

     (4)    4.2              Agreement to furnish copies of subordinated debt
                             instruments to the Commission.

            9.0              Not applicable.

     (5)   10.1              $750,000,000 Amended and Restated Credit Agreement
                             dated as of April 29, 1998.

     (5)   10.2              Undertaking to Furnish Copies of Omitted Exhibits
                             and Schedules to $750,000,000 Amended and Restated
                             Credit Agreement dated as of April 29, 1998.

     (6)   10.3              Amendment No. 1 to Amended and Restated Credit
                             Agreement dated as of August 12, 1998.

     (2)   10.4              Amendment No. 2 and Waiver to Amended and Restated
                             Credit Agreement dated as of December 30, 1998.

     (2)   10.5              Amendment No. 3 and Waiver to Amended and Restated
                             Credit Agreement dated as of January 29, 1999.

     (7)   10.6              Note Purchase Agreement dated as of August 1, 1995.

     (8)   10.7              First Amendment dated as of June 23, 1998 to Note
                             Purchase Agreement dated as of August 1, 1995.

     (6)   10.8              $250,000,000 Note Purchase Agreement dated as of
                             August 12, 1998.

     (6)   10.9              Undertaking to Furnish Copies of Omitted Exhibits
                             and Schedules to $250,000,000 Note Purchase
                             Agreement dated as of August 12, 1998.

     (9)   10.10             United Asset Management Corporation Profit Sharing
                             and 401(k) Plan dated as of May 11, 1989 and Amended and Restated as of November 26, 1990.

     (10)  10.11             Revised First Amendment to United Asset Management
                             Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1992.

     (10)  10.12             Second Amendment to United Asset Management
                             Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1993.

     (1)   10.13             Third Amendment to United Asset Management
                             Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1994.

     (11)  10.14             Fourth Amendment to United Asset Management
                             Corporation Profit Sharing and 401(k) Plan effective as of January 1, 1995.

           10.15 Fifth Amendment to United Asset Management Corporation Profit Sharing and 401(k) Plan effective as of January 1, 2000.

     (12)  10.16             United Asset Management Corporation Amended and
                             Restated 1994 Stock Option Plan (as further amended and restated as of March 31, 1999).

     (2)   10.17             United Asset Management Corporation Stock Option
                             Deferral Plan effective December 29, 1998.

     (11)  10.18             United Asset Management Corporation Deferred
                             Compensation Plan effective January 1, 1994.

     (13)  10.19             First Amendment to United Asset Management
                             Corporation Deferred Compensation Plan effective
                             July 1, 1997.

           10.20 Second Amended and Restated Consulting Agreement by and between United Asset Management Corporation and David I. Russell as of January 1, 2000.

     (5)   10.21             Employment Agreement between United Asset
                             Management Corporation and Charles E. Haldeman, Jr.
                             dated March 1, 1998.

           10.22 First Amendment dated November 29, 1999 to Employment Agreement between United Asset Management Corporation and Charles E. Haldeman, Jr.

           10.23             Salary Continuation Plan

     (14)  10.24             Forms of Agreements with Certain Employees.

           11.1              Calculation of Earnings (Loss) Per Share.

           12.0              Not applicable.

           13.1 Annual Report to Stockholders for the Year Ended December 31, 1999.

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

      (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

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

      (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

      (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

      (10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

      (11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      (12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, and incorporated herein by reference.

      (13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

      (14) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

      Location of Documents Pertaining to Executive Compensation Plans and
      Arrangements:

      (1) United Asset Management Corporation Amended and Restated 1994 Stock Option Plan (as further amended and restated as of March 31, 1999),
            Exhibit 10.16 to this form 10-K.

      (2) United Asset Management Corporation Stock Option Deferral Plan effective December 29, 1998, Exhibit 10.17 to this Form 10-K.

      (3) United Asset Management Corporation Deferred Compensation Plan effective January 1, 1994, Exhibit 10.18 to this Form 10-K.

      (4) First Amendment to United Asset Management Corporation Deferred Compensation Plan effective July 1, 1997, Exhibit 10.19 to this Form 10-K.

      (5) Second Amended and Restated Consulting Agreement by and between United Asset Management Corporation and David I. Russell as of January 1, 2000, Exhibit 10.21 to this form 10-K.

      (6) Employment Agreement between United Asset Management Corporation and Charles E. Haldeman, Jr. dated March 1, 1998, Exhibit 10.22 to this Form 10-K.

      (7) Amendment dated November 29, 1999 to Employment Agreement between United Asset Management Corporation and Charles E. Haldeman, Jr.,
            Exhibit 10.23 to this Form 10-K.

      (8)   Salary Continuation Plan, Exhibit 10.24 to this Form 10-K.

      (9) Forms of Agreement with Certain Employees, Exhibit 10.25 to this form 10-K.

(b)   Reports on Form 8-K

      A report on Form 8-K was filed on November 29, 1999. The items reported and financial statements and exhibits were as follows:

      Item 5. Other Events

              On November 29, 1999, the Company published a press release in the form of Exhibit 99.1.

      Item 7. Financial Statements and Exhibits

              (c)   Exhibits

                    99.1 Press Release of United Asset Management Corporation Dated November 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2000                        UNITED ASSET MANAGEMENT CORPORATION
                                                                    (Registrant)

By /s/ Norton H. Reamer                      By /s/ William H. Park
   -----------------------------                ------------------------------
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

/s/ Norton H. Reamer
---------------------------------
      (Norton H. Reamer)               Director                March 17, 2000


/s/ Harold J. Baxter
---------------------------------
      (Harold J. Baxter)               Director                March 17, 2000


/s/ Francis Finlay
---------------------------------
      (Francis Finlay)                 Director                March 17, 2000


/s/ Robert J. Greenebaum
---------------------------------
      (Robert J. Greenebaum)           Director                March 17, 2000


/s/ Beverly L. Hamilton
---------------------------------
      (Beverly L. Hamilton)            Director                March 17, 2000


/s/ George E. Handtmann, III
---------------------------------
      (George E. Handtmann, III)       Director                March 17, 2000


/s/ Jay O. Light
---------------------------------
      (Jay O. Light)                   Director                March 17, 2000


/s/ David I. Russell
---------------------------------
      (David I. Russell)               Director                March 17, 2000


/s/ Philip Scaturro
---------------------------------
      (Philip Scaturro)                Director                March 17, 2000


/s/ John A. Shane
---------------------------------
      (John A. Shane)                  Director                March 17, 2000


/s/ Barbara S. Thomas
---------------------------------
      (Barbara S. Thomas)              Director                March 17, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of United Asset Management Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 2000 appearing in the 1999 Annual Report to Stockholders of United Asset Management Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 2, 2000

                                                                   Schedule VIII

                       UNITED ASSET MANAGEMENT CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                            Cost Assigned
                                                        to Contracts Acquired
                                             -----------------------------------------------
                              Weighted
                Range of      Average
                Estimated     Estimated
                Remaining     Remaining
                Lives         Lives          Beginning         Additions        Ending
Firm            (in years)    (in years)     Balance           and Other        Balance
----            ----------    ----------     ---------         ---------        -------
1997
----
PBA                3-15           13           $  117,133       $       -         $  117,133
PFR                 15            15                    -         128,391            128,391
PIC                1-21           15              347,140          69,021            416,161
All Others         1-17            6              963,184         (98,610)           864,574
                                            --------------    ------------     --------------
                                               $1,427,457       $  98,802         $1,526,259
                                            ==============    ============     ==============
1998
----
PBA                2-14           12           $  117,133       $       -         $  117,133
PFR                 14            14              128,391              34            128,425
PIC                1-20           14              416,161          (1,828)           414,333
All Others         1-16            6              864,574           5,971            870,545
                                            --------------    ------------     --------------
                                               $1,526,259       $   4,177         $1,530,436
                                            ==============    ============     ==============
1999
----
PBA                1-13           11           $  117,133       $       -         $  117,133
PFR                 13            13              128,425             (50)           128,375
PIC                1-19           13              414,333               -            414,333
All Others         1-15            5              870,545          11,478            882,023
                                            --------------    ------------     --------------
                                               $1,530,436       $  11,428         $1,541,864
                                            ==============    ============     ==============

                                       Accumulated Amortization
                      ------------------------------------------------------------

                                                                        Ending
                                                                        Tax
                                       Charged to                       Balance
                      Beginning        Operations       Ending          In Excess
Firm                  Balance          and Other        Balance         of Book
----                  ---------        ----------       -------         ---------
1997
----
PBA                     $ 10,894        $   7,375       $  18,269       $     510
PFR                            -            4,725           4,725             979
PIC                       35,900           19,596          55,496          12,885
All Others               420,777            8,820         429,597         (53,137)
                     ------------     ------------    ------------     -----------
                        $467,571        $  40,516       $ 508,087       $ (38,763)
                     ============     ============    ============     ===========
1998
----
PBA                     $ 18,269        $   7,351       $  25,620       $     409
PFR                        4,725            8,018          12,743           1,517
PIC                       55,496           23,807          79,303          16,707
All Others               429,597           51,358         480,955         (60,044)
                     ------------     ------------    ------------     -----------
                        $508,087        $  90,534       $ 598,621       $ (41,411)
                     ============     ============    ============     ===========
1999
----
PBA                     $ 25,620        $   7,361       $  32,981       $     800
PFR                       12,743            8,020          20,763           2,052
PIC                       79,303           24,459         103,762          20,770
All Others               480,955           61,949         542,904         (63,548)
                     ------------     ------------    ------------     -----------
                        $598,621        $ 101,789       $ 700,410       $ (39,926)
                     ============     ============    ============     ===========