Form 10-Q
period 2000-06-30
UNITED ASSET MANAGEMENT CORP
filed 2000-08-10
CIK 796370

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

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                 TO


                          Commission file number 1-9215


                                ----------------


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

     The number of shares outstanding of the registrant's common stock as of August 7, 2000 was 57,431,368.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements. (Pages F-1 to F-6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Pages F-6 to F-10)

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

Item 2. Changes in Securities. Not Applicable.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.
        On May 18, 2000, the Company held its Annual Meeting of Stockholders at which each of Harold J. Baxter, John P. Clay, Beverly L. Hamilton, George E. Handtmann, III, Jay O. Light, Norton H. Reamer, David I. Russell, Philip Scaturro, John A. Shane and Barbara S. Thomas were elected as directors to serve until the next Annual Meeting of Stockholders. The directors were elected with the following votes: Mr. Baxter, 38,954,073 votes cast for and 12,070,562 votes withholding authority; Mr. Clay, 39,277,747 votes cast for and 11,746,888 votes withholding authority; Mrs. Hamilton, 39,145,640 votes cast for and 11,878,995 votes withholding authority; Mr. Handtmann, 39,269,715 votes cast for and 11,754,920 votes withholding authority; Mr. Light, 39,281,647 votes cast for and 11,742,988 votes withholding authority; Mr. Reamer, 39,270,464 votes cast for and 11,754,171 votes withholding authority; Mr. Russell, 39,267,447 votes cast for and 11,757,188 votes withholding authority; Mr. Scaturro, 39,134,697 votes cast for and 11,889,938 votes withholding authority; Mr. Shane, 39,269,317 votes cast for and 11,755,318 votes withholding authority; and Mrs. Thomas, 39,274,990 votes cast for and 11,749,645 votes withholding authority.

        The Company's stockholders approved the Company's Second Amended and Restated 1994 Stock Option Plan with 29,961,310 votes cast for such approval, 15,047,508 votes cast against such approval, 119,887 votes abstaining from such approval and 5,895,930 non-votes.

        The Company's stockholders also approved the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000, with 42,412,230 votes cast for such approval, 8,592,105 votes cast against such approval, and 20,300 votes abstaining from such approval.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 10.1 - United Asset Management Corporation Second Amended
                           and Restated 1994 Stock Option Plan as of May 18,
                           2000.

            Exhibit 10.2 - Third Amended and Restated Consulting Agreement by
                           and between United Asset Management Corporation and David I. Russell as of May 4, 2000.

            Exhibit 10.3 - Retirement and Consulting Agreement between United
                           Asset Management Corporation and Norton H. Reamer as of May 12, 2000.

            Exhibit 10.4 - Employment Agreement between United Asset Management
                           Corporation and James F. Orr III as of May 15, 2000.

            Exhibit 10.5 - Change of Control Agreement between United Asset
                           Management Corporation and James F. Orr III as of May 15, 2000.

            Exhibit 11   - Calculation of Earnings Per Share (Page F-11).

            Exhibit 27   - Financial Data Schedule.

        (b) A report on Form 8-K was filed on June 19, 2000. The items reported and financial statements and exhibits filed were as follows:

            Item 5. OTHER EVENTS.

                    On June 16, 2000, the Company entered into an Agreement and Plan of Merger with Old Mutual plc, an English public limited company and OM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Old Mutual plc.

            Item 7. FINANCIAL STATEMENTS AND EXHIBITS.

                    (c) EXHIBITS.

                        10.1 Agreement and Plan of Merger, dated as of June 16,
                             2000, by and among United Asset Management
                             Corporation, OM Acquisition Corp. and Old
                             Mutual plc.

                        99.1 Press Release of Old Mutual plc and United Asset
                             Management Corporation, dated June 19, 2000
                             (incorporated by reference to the press release filed by United Asset Management Corp. with the Securities and Exchange Commission under cover of
                             Schedule 14D-9 on June 19, 2000).



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED ASSET MANAGEMENT CORPORATION


August 10, 2000                    /s/ William H. Park
----------------------             ---------------------------------------
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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                                  2000                 1999                    2000              1999
--------------------------------------------------------------------------------------------------------------------------

Revenues                                      $249,607,000         $219,342,000           $488,655,000        $437,037,000
--------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Compensation and related
        expenses                               128,005,000          110,311,000            253,080,000         219,380,000
     Amortization of cost assigned
        to contracts acquired                   25,778,000           26,507,000             52,072,000          52,595,000
     Other operating expenses                   44,219,000           38,791,000             82,467,000          77,937,000
--------------------------------------------------------------------------------------------------------------------------
                                               198,002,000          175,609,000            387,619,000         349,912,000
--------------------------------------------------------------------------------------------------------------------------
Operating income                                51,605,000           43,733,000            101,036,000          87,125,000
--------------------------------------------------------------------------------------------------------------------------
Non-operating expenses:
     Interest expense, net                      17,349,000           16,502,000             34,138,000          32,336,000
     Other amortization                          1,219,000            1,184,000              2,358,000           2,343,000
--------------------------------------------------------------------------------------------------------------------------
                                                18,568,000           17,686,000             36,496,000          34,679,000
--------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                33,037,000           26,047,000             64,540,000          52,446,000
Income tax expense                              13,580,000           11,146,000             26,622,000          22,444,000
--------------------------------------------------------------------------------------------------------------------------
Net income                                    $ 19,457,000         $ 14,901,000           $ 37,918,000        $ 30,002,000
==========================================================================================================================
Basic earnings per share                              $.34                 $.25                   $.67                $.50
Diluted earnings per share                            $.34                 $.25                   $.67                $.50
Dividends declared per share                          $.20                 $.20                   $.40                $.40
==========================================================================================================================








See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                  June 30,
                                                    2000           December 31,
                                                 (Unaudited)           1999
--------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents               $   168,036,000    $   123,754,000
     Investment advisory fees receivable         170,685,000        169,566,000
     Other current assets                         11,990,000         11,621,000
                                             ---------------    ---------------
Total current assets                             350,711,000        304,941,000
Fixed assets, net                                 34,956,000         37,391,000
Cost assigned to contracts acquired, net         785,910,000        841,454,000
Other assets                                     147,316,000        137,905,000
                                             ---------------    ---------------
Total assets                                 $ 1,318,893,000    $ 1,321,691,000
                                             ===============    ===============
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses   $   105,101,000    $   134,556,000
     Accrued compensation                        106,565,000         87,994,000
                                             ---------------    ---------------
Total current liabilities                        211,666,000        222,550,000
Senior notes payable                             732,426,000        700,401,000
Subordinated notes payable                       176,762,000        181,737,000
Deferred income taxes                                     --         31,883,000
                                             ---------------    ---------------
Total liabilities                              1,120,854,000      1,136,571,000
                                             ---------------    ---------------

Commitments and contingencies
Stockholders' equity:
     Common stock, par value $.01 per share          690,000            703,000
     Capital in excess of par value              356,657,000        361,808,000
     Retained earnings                           129,074,000        139,044,000
     Accumulated other comprehensive income      (11,000,000)        (6,495,000)
                                             ---------------    ---------------
                                                 475,421,000        495,060,000
     Less treasury shares at cost               (277,382,000)      (309,940,000)
                                             ---------------    ---------------
Total stockholders' equity                       198,039,000        185,120,000
                                             ---------------    ---------------
Total liabilities and stockholders' equity   $ 1,318,893,000    $ 1,321,691,000
                                             ===============    ===============




See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                         Three Months Ended                 Six Months Ended
                                                                               June 30,                           June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         2000              1999            2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flow related to operating activities:
  Net income                                                       $  19,457,000    $  14,901,000    $  37,918,000    $  30,002,000
  Adjustments to reconcile net income to net cash flow
    from operating activities:
    Amortization of cost assigned to contracts acquired               25,778,000       26,507,000       52,072,000       52,595,000
    Depreciation                                                       3,504,000        4,098,000        6,985,000        7,716,000
    Amortization of goodwill and other                                 2,153,000        1,993,000        4,228,000        3,961,000
------------------------------------------------------------------------------------------------------------------------------------
  Net income plus amortization and depreciation                       50,892,000       47,499,000      101,203,000       94,274,000
  Changes in assets and liabilities:
     Decrease (increase) in investment advisory fees receivable        3,963,000       (7,884,000)      (1,888,000)       5,517,000
     Decrease (increase) in other current assets                         812,000       (1,782,000)         (23,000)      (3,227,000)
     Increase (decrease) in accounts payable and accrued expenses    (18,731,000)       4,342,000      (29,539,000)     (19,901,000)
     Increase (decrease) in accrued compensation                      27,752,000        5,137,000       18,624,000      (22,894,000)
     Decrease in deferred income tax liabilities and other           (36,342,000)      (2,050,000)     (41,377,000)      (1,576,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow from operating activities                               28,346,000       45,262,000       47,000,000       52,193,000
------------------------------------------------------------------------------------------------------------------------------------
Cash flow related to investing activities:
  Cash additions to cost assigned to contracts acquired                       --         (137,000)              --       (5,134,000)
  Change in other assets                                              (3,402,000)        (697,000)      (9,638,000)      (4,482,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                            (3,402,000)        (834,000)      (9,638,000)      (9,616,000)
------------------------------------------------------------------------------------------------------------------------------------
Cash flow related to financing activities:
  Purchase of treasury shares                                                 --      (16,936,000)     (13,149,000)     (88,095,000)
  Additions to (reductions in) notes payable, net                     (3,080,000)     (23,578,000)      32,313,000       23,751,000
  Issuance or reissuance of equity securities                         11,231,000        2,468,000       12,075,000       13,742,000
  Dividends paid                                                     (11,298,000)     (11,896,000)     (22,757,000)     (24,186,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow from (used in) financing activities                     (3,147,000)     (49,942,000)       8,482,000      (74,788,000)
------------------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash flow                  (1,130,000)        (502,000)      (1,562,000)      (1,352,000)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  20,667,000       (6,016,000)      44,282,000      (33,563,000)
Cash and cash equivalents at beginning of period                     147,369,000      126,069,000      123,754,000      153,616,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $ 168,036,000    $ 120,053,000    $ 168,036,000    $ 120,053,000
====================================================================================================================================





See Notes to Condensed Consolidated Financial Statements.

                       UNITED ASSET MANAGEMENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2000 and their results of operations and cash flows for the three- and six-month periods ended June 30, 2000 and 1999. These Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2

     Accumulated depreciation of fixed assets was $67,587,000 and $62,997,000 at June 30, 2000 and December 31, 1999, respectively. The accumulated amortization of cost assigned to contracts acquired was $741,347,000 and $700,410,000 at June 30, 2000 and December 31, 1999, respectively.

Note 3

     The Company has a program to repurchase shares of its common stock to meet the requirements for future issuance of shares upon the exercise of stock options and warrants. No shares were repurchased during the three-month period ended June 30, 2000. During the six-month period ended June 30, 2000, the Company repurchased 815,300 shares of its common stock at a cost of $13,149,000. In addition, exercises of stock options and warrants resulted in the Company extinguishing subordinated notes, receiving cash proceeds and issuing stock as follows:

                                                   Three Months    Six Months
                                                       Ended         Ended
                                                   June 30, 2000  June 30, 2000
                                                   -------------  -------------

Subordinated notes extinguished                     $2,067,000      $3,312,000
Cash proceeds received                              $7,738,000      $8,563,000
Treasury shares reissued                               685,843         811,298


     As of June 30, 2000, the Company held 11,814,728 treasury shares. Warrants for the purchase of 7,072,000 shares and stock options for the purchase of 9,949,000 shares were outstanding at weighted average exercise prices of $24.67 and $21.02, respectively.

Note 4

     The components of comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999, respectively, are set forth below:


                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                         -------------   -------------   -------------   -------------

Net income:                              $ 19,457,000    $ 14,901,000    $ 37,918,000    $ 30,002,000
Other comprehensive income:
 Foreign currency translation
  adjustment, net of tax                   (2,958,000)        963,000      (3,867,000)      1,054,000
 Unrealized gain on marketable
  securities, net of tax                      211,000         451,000         436,000         553,000
 Less: reclassification adjustment for
       gains realized in net income,
       net of tax
                                           (1,074,000)       (853,000)     (1,074,000)     (1,162,000)
                                         ------------    ------------    ------------    ------------
Comprehensive income                     $ 15,636,000    $ 15,462,000    $ 33,413,000    $ 30,447,000
                                         ============    ============    ============    ============


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

     Revenues and long-lived assets shown below are classified according to the affiliate's geographic location. The majority of the foreign long-lived assets are domiciled in Canada. These Canadian assets totaled $133,211,000 and $142,155,000 at June 30, 2000 and 1999, respectively. Revenues are derived primarily from fees for investment advisory services provided to institutions and other clients. These fees are generally a function of the overall fee rate charged to each account and the level of assets under management by the affiliated firms.


                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                             ----------------------------  ----------------------------
                             JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                             -------------  -------------  -------------  -------------

Domestic revenues            $226,945,000   $199,201,000   $445,923,000   $397,206,000
Foreign revenues             $ 22,662,000   $ 20,141,000   $ 42,732,000   $ 39,831,000
Domestic long-lived assets   $819,029,000   $893,607,000   $819,029,000   $893,607,000
Foreign long-lived assets    $149,153,000   $159,142,000   $149,153,000   $159,142,000



Note 6

     Effective April 19, 2000, the Company entered into a closing agreement with the Internal Revenue Service for the tax years 1984 through 1992. As part of this agreement, all intangibles arising in taxable transactions prior to 1993 will be fully deductible over a 15-year life beginning with the date of acquisition. In conjunction with this agreement, the Company incurred net payments for certain previously recognized tax accruals of approximately $49 million during the three months ended June 30, 2000. The Company will recover a significant portion of this payment through increased tax deductions in the current and future years. As a result of this settlement, a deferred tax asset of $8.4 million has been included in other assets in the accompanying balance sheet. The impact of this agreement on the Company's current and future earnings is immaterial.

Note 7

     On June 16, 2000, the Company entered into an Agreement and Plan of Merger with Old Mutual plc and OM Acquisition Corp., a wholly owned subsidiary of Old Mutual plc. In accordance with the terms of the agreement, OM Acquisition Corp. has commenced a Tender Offer beginning on July 17, 2000, offering to purchase all of the issued and outstanding shares of the Company for a cash price of $25 per share. The tender offer is subject to certain conditions, including (1) a majority of the outstanding shares of the Company, determined on a fully diluted basis after giving effect to the exercise or conversion of all options, warrants, rights and securities convertible into or exercisable for voting securities of the Company, must be tendered and not properly withdrawn; (2) required regulatory approvals must be received; and (3) certain approvals and consents from investment advisory and subadvisory clients of the Company's affiliates must be received in the manner provided in the Merger Agreement. The price to be paid is subject to downward adjustment in the event the Company's revenue rate from assets under management, excluding the effects of market movements, decline below a specified level prior to the consummation of the offer.

     After the successful completion of the tender offer, OM Acquisition Corp. will be merged with and into the Company, with the Company surviving as a subsidiary of Old Mutual plc. Subject to the conditions above, the transaction is expected to be completed by the end of the current year.


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

     UAM's assets under management were $195.4 billion as of June 30, 2000, compared to $203.2 billion on March 31, 2000. During the quarter, investment performance subtracted $3.3 billion from assets under management and negative net client cash flow reduced these assets by $4.3 billion. The sale of a small business segment by an affiliate reduced assets under management by approximately $200 million.

                   AMORTIZATION OF COST ASSIGNED TO CONTRACTS

     Cost assigned to contracts acquired, net of accumulated amortization, represented approximately 60% of the Company's total assets as of June 30, 2000. Amortization of cost assigned to contracts acquired, which is a tax-deductible noncash charge, represented 13% of the Company's operating expenses for the three- and six-month periods ended June 30, 2000. Recording the cost assigned to contracts acquired as an asset, with the resulting amortization as an operating expense, reflects the application of generally accepted accounting principles to acquisitions by UAM of investment management firms in transactions accounted for as purchases. The principal assets acquired are the investment advisory contracts which evidence the firms' ongoing relationships with their clients.

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


                                OPERATING RESULTS

                        THREE MONTHS ENDED JUNE 30, 2000
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

     Revenues were $249,607,000 for the three months ended June 30, 2000 compared to $219,342,000 for the second quarter of 1999. Revenues increased due to positive market performance which generated higher fee revenues, and an increase in performance and transaction fees recorded during the three months ended June 30, 2000 as compared to the second quarter of 1999, partially offset by the effect of negative client cash flows and the divestiture of three small affiliates.

     Compensation and related expenses together with other operating expenses were $172,224,000 compared to $149,102,000 in 1999, primarily reflecting higher compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans and higher operating expenses. Amortization of cost assigned to contracts acquired was $25,778,000 compared to $26,507,000 in 1999. The decrease was the result of various factors including certain cost assigned to contracts acquired being fully amortized at the end of 1999, partially offset by the recording of additional purchase price commitments associated with prior-year acquisitions.

     Net interest expense increased to $17,349,000 from $16,502,000, primarily as the result of an increase in the average interest rate charged on borrowings, partially offset by lower average borrowings.

     Income before income tax expense was $33,037,000 compared to $26,047,000 in 1999, reflecting the circumstances described above. The Company's tax rate approximated 41% for the three-month period ended June 30, 2000 compared to 43% in 1999.

     Net income was $19,457,000 compared to $14,901,000, reflecting the net result of the events discussed above. Diluted earnings per share were $.34 for the second quarter of 2000 compared to $.25 in the second quarter of 1999, reflecting the effect of the Company's common stock repurchased and the Company's lower average common stock price. Amortization of cost assigned to contracts acquired per share was $.45 in both the second quarter of 2000 and 1999. The decrease in amortization expense was offset by the smaller number of shares outstanding. Net income plus amortization and depreciation was $50,892,000 in the second quarter of 2000 compared to $47,499,000 in 1999, and EBITDA (earnings before interest, taxes, depreciation and amortization) was $81,821,000 in the second quarter of 2000 compared to $75,147,000 in 1999 due to the circumstances discussed above. Management uses the last two statistics not to the exclusion of net income, but rather as an additional important measure of the Company's performance.


                         SIX MONTHS ENDED JUNE 30, 2000
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1999

     Revenues were $488,655,000 for the six months ended June 30, 2000 compared to $437,037,000 for the first six months of 1999. Revenues increased due to positive market performance which generated higher fee revenues, and an increase in performance and transaction fees recorded during the six months ended June 30, 2000 as compared to the prior year period, partially offset by the effect of negative client cash flows and the divestiture of three small affiliates.

     Compensation and related expenses together with other operating expenses were $335,547,000 compared to $297,317,000 in 1999, primarily reflecting higher compensation earned by employees of existing affiliated firms in accordance with revenue sharing plans and higher operating expenses. Amortization of cost assigned to contracts acquired was $52,072,000 compared to $52,595,000 in 1999. The decrease was the result of certain cost assigned to contracts acquired being fully amortized at the end of 1999, partially offset by the recording of additional purchase price commitments associated with prior-year acquisitions.

     Net interest expense increased to $34,138,000 from $32,336,000, primarily as the result of an increase in the average interest rate charged on borrowings.

     Income before income tax expense was $64,540,000 compared to $52,446,000 in 1999, reflecting the circumstances described above. The Company's tax rate approximated 41% for the six-month period ended June 30, 2000 compared to 43% in 1999.

     Net income was $37,918,000 compared to $30,002,000, reflecting the net result of the events discussed above. Diluted earnings per share were $.67 for the six months ended June 30, 2000 compared to $.50 for the six months ended June 30, 1999, reflecting the effect of the Company's common stock repurchased and the Company's lower average common stock price. Amortization of cost assigned to contracts acquired per share increased to $.92 for the six months ended June 30, 2000 from $.87 in 1999 due to the smaller number of shares outstanding. Net income plus amortization and depreciation was $101,203,000 for the six months ended June 30, 2000 compared to $94,274,000 in 1999, and EBITDA (earnings before interest, taxes, depreciation and amortization) was $161,963,000 for the six months ended June 30, 2000 compared to $149,054,000 in 1999 due to the circumstances discussed above. Management uses the last two statistics not to the exclusion of net income, but rather as an additional important measure of the Company's performance.


         CHANGES IN FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     The Company's internally generated cash totaled $50,892,000 and $101,203,000 for the three- and six-month periods ended June 30, 2000. This cash and additional borrowings under the Company's line of credit were primarily used to pay deferred tax obligations in connection with the IRS settlement, pay dividends to shareholders and repurchase shares of the Company's common stock. The Company invests its excess cash in deposits with major banks, money market funds or in securities, principally commercial paper of companies with strong credit ratings in diversified industries. As of June 30, 2000, the Company had drawn down $331,000,000 leaving $419,000,000 available under its $750,000,000
Reducing Revolving Credit Agreement.

     Management believes that the Company's existing capital, together with internally generated cash and borrowings available under its revolving line of credit, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash needs. Management expects that the principal uses of financial resources will be to provide further support for investing in the growth initiatives of existing affiliates, repurchase shares of the Company's common stock, pay shareholder dividends, acquire additional investment management firms, and fund commitments due or potentially due to former owners of affiliated firms.

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

     Investors should not rely on these statements as though they were guarantees. These statements are current only when they are made. UAM's management has no obligation to revise or update these statements based on future developments. Known and unknown risks, including those relating to the acquisition of UAM by Old Mutual, may cause UAM's actual results and performances to be materially different from those expressed or implied by these statements. Some of these risks, uncertainties and other factors are that: most of UAM's revenues are based on the market value of managed assets and, therefore, will rise and fall with changes in the economy and financial markets; the investment management business is highly competitive; the investment management business is susceptible to internal shifts and frequently requires firms to adapt; UAM's affiliated firms depend significantly on key employees; and the change in control of UAM will necessitate a transition period of uncertain duration and effect. Certain of these and other factors are identified and more thoroughly explained in Exhibit 99.1 to UAM's Annual Report on Form 10-K filed on March 21, 2000 with the U.S. Securities and Exchange Commission
(SEC).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information provided below updates that which was previously presented in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K for the year ended December 31, 1999.

     The Company had $331,000,000 outstanding under its $750,000,000 Reducing Revolving Credit Agreement (the Credit Agreement) as of June 30, 2000. Interest rates available for amounts outstanding under the Credit Agreement are currently: prime, 1.875% over 30-day LIBOR or a money market bid option. In addition, an annual commitment fee, payable on the daily average unused portion of the Credit Agreement, is currently .375%. The effective interest rate on the outstanding borrowings at June 30, 2000 was 8.6% compared to 6.9% at June 30, 1999. To mitigate against the risks associated with increases in interest rates, the Company has entered into and plans to continue to enter into interest-rate protection agreements with members of the Company's banking group. As of June 30, 2000, these agreements extend up to 13 months and limit interest rates to no more than 10%.

     At June 30, 2000, the Company also had $176,762,000 of subordinated notes outstanding which mature at various dates through March 2005 and have interest rates ranging from 5.5% to 7.5%.

                       UNITED ASSET MANAGEMENT CORPORATION

                        CALCULATION OF EARNINGS PER SHARE
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                         For the Three Months Ended June 30,     For the Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------
                                           Income         Shares     Per-Share    Income        Shares     Per-Share
                                         (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount
--------------------------------------------------------------------------------------------------------------------

For the three- and six-month periods
 ended June 30, 2000
Basic Earnings per Share
Income available to common
    shareholders                         $19,457,000    56,549,000     $.34     $37,918,000    56,665,000     $.67
                                                                       ====                                   ====
Effect of Dilutive Securities (1)                 --       365,000                       --       230,000
                                         -----------    ----------              -----------    ----------
Diluted Earnings per Share
Income available to common
    shareholders + assumed conversions   $19,457,000    56,914,000     $.34     $37,918,000    56,895,000     $.67
                                         ===========    ==========     ====     ===========    ==========     ====
====================================================================================================================
For the three- and six-month periods
 ended June 30, 1999
Basic Earnings per Share
Income available to common
     shareholders                        $14,901,000    58,922,000     $.25     $30,002,000    59,733,000     $.50
                                                                       ====                                   ====

Effect of Dilutive Securities (2)                 --       319,000                       --       489,000
                                         -----------    ----------              -----------    ----------

Diluted Earnings per Share
Income available to common
    shareholders + assumed conversions   $14,901,000    59,241,000     $.25     $30,002,000    60,222,000     $.50
                                         ===========    ==========     ====     ===========    ==========     ====

====================================================================================================================

(1) Options on 6,444,000 and 7,172,000 shares of common stock and warrants on 7,163,000 and 7,224,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 2000 respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.

(2) Options on 5,095,000 and 4,469,000 shares of common stock and warrants on 7,288,000 and 5,153,000 shares of common stock were outstanding during the three- and six-month periods ended June 30, 1999, respectively, but were not included in computing diluted earnings per share because their effects were antidilutive.

                                 EXHIBIT INDEX



Exhibit 10.1 - United Asset Management Corporation Second Amended
               and Restated 1994 Stock Option Plan as of May 18,
               2000.

Exhibit 10.2 - Third Amended and Restated Consulting Agreement by
               and between United Asset Management Corporation and David I. Russell as of May 4, 2000.

Exhibit 10.3 - Retirement and Consulting Agreement between United
               Asset Management Corporation and Norton H. Reamer as of May 12, 2000.

Exhibit 10.4 - Employment Agreement between United Asset Management
               Corporation and James F. Orr III as of May 15, 2000.

Exhibit 10.5 - Change of Control Agreement between United Asset
               Management Corporation and James F. Orr III as of
               May 15, 2000.

Exhibit 11   - Calculation of Earnings Per Share (Page F-11).

Exhibit 27   - Financial Data Schedule.